Form 10-Q
period 1996-09-30
OPTIKA IMAGING SYSTEMS INC
filed 1996-11-12
CIK 1014920

===============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to ______________

                        Commission File Number 0-28672

                         OPTIKA IMAGING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                   95-4154552
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

  5755 MARK DABLING BOULEVARD                               80919
              SUITE 100                                  (Zip Code)
        COLORADO SPRINGS, CO
(Address of principal executive offices)

                                (719) 548-9800
             (Registrant's telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES    X .  NO    .
                                                ----     ----

     Shares of Registrant's Common Stock, $.001 par value per share, as of November 7, 1996, 6,670,319 shares of the
                  Registrant's common stock were outstanding.


================================================================================

                                     INDEX


                                                                            PAGE
                                                                            ----

PART 1 - FINANCIAL INFORMATION

     Item 1 - Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets as of
               December 31, 1995 and September 30, 1996                        3

               Condensed Consolidated Statements of Operations for
               the three-month and nine-month periods ended
               September 30, 1995 and 1996                                     4

               Condensed Consolidated Statements of Cash Flows for
               the nine-month period ended September 30, 1995 and 1996         5

               Condensed Consolidated Statement of Changes in
               Stockholders' Equity for the nine-month period
               ended September 30, 1996                                        6

               Notes to Condensed Consolidated Financial Statements            7

     Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                             9

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                               22

     Item 2 - Changes in Securities                                           22

     Item 3 - Defaults on Senior Securities                                   22

     Item 4 - Submission of Matters to a Vote of Security Holders             22

     Item 5 - Other Information                                               22

     Item 6 - Exhibits and Reports on Form 8-K                                22

     Signatures                                                               23

                          OPTIKA IMAGING SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)

                                          DECEMBER 31,   SEPTEMBER 30,
                                              1995            1996
                                        --------------   --------------
                                                          (unaudited)
ASSETS
Current Assets:
   Cash................................. $       1,415    $      1,396
   Short-term investments...............            --          10,072
   Accounts receivable, net.............         3,199           4,511
   Other current assets.................           306             856
                                         -------------    ------------
         Total current assets...........         4,920          16,835
                                         -------------    ------------

Fixed assets, net.......................           762             980
Other assets, net.......................           500             368
                                         -------------    ------------
                                         $       6,182    $     18,183
                                         =============    ============
LIABILITIES, REDEEMABLE CONVERTIBLE
 PREFERRED STOCK AND
STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current portion of long-term debt.... $         177    $        263
   Accounts payable and accrued expenses         1,357           1,741
   Deferred revenues....................         1,545           1,713
                                         -------------    ------------
         Total current liabilities......         3,079           3,717
                                         -------------    ------------

Long-term debt..........................           266             245

Commitments and contingencies
Preferred stock (1,493,024 shares
 authorized):
   Series A mandatorily redeemable
     convertible preferred stock;
     no par value; 298,864 and no
     shares issued and outstanding
     at December 31, 1995 and
     September 30, 1996, respectively...           411              --
   Series B mandatorily redeemable
     convertible preferred stock;
     no par value; 752,160 and no
     shares issued and outstanding
     at December 31, 1995 and
     September 30, 1996, respectively...         2,932              --
   Series C mandatorily redeemable
     convertible preferred stock;
     no par value; 441,177 and no
     shares issued and outstanding
     at December 31, 1995 and
     September 30, 1996, respectively...         1,461              --
Common stockholders' equity (deficit):
   Common stock; $.001 par value;
     25,000,000 shares authorized;
     2,843,930 and 6,670,319 shares
     issued and outstanding
     at December 31, 1995 and
     September 30, 1996, respectively...           799               7
     Additional paid-in capital.........            --          16,701
     Retained deficit...................        (2,766)         (2,487)
                                         -------------    ------------
         Total common stockholders'
           equity (deficit).............        (1,967)         14,221
                                         -------------    ------------
                                         $       6,182    $     18,183
                                         =============    ============
   The accompanying notes are an integral part of these financial statements.

                          OPTIKA IMAGING SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)


                                             THREE MONTHS        NINE MONTHS
                                                ENDED,             ENDED,
                                            SEPTEMBER 30,       SEPTEMBER 30,
                                        ------------------    -----------------
                                           1995       1996      1995       1996
                                           ----       ----      ----       ----
Revenues:
  Licenses..............................  $ 2,132   $ 3,309   $ 5,576   $ 8,957
  Maintenance and other.................      549     1,002     1,538     2,315
                                          -------   -------   -------   -------
    Total revenues......................    2,681     4,311     7,114    11,272

Cost of revenues:
  Licenses..............................       63       150       167       427
  Maintenance and other.................      480       439     1,322     1,306
                                          -------   -------   -------   -------
    Total cost of revenues..............      543       589     1,489     1,733
                                          -------   -------   -------   -------

Gross profit............................    2,138     3,722     5,625     9,539

Operating expenses:
  Sales and marketing...................      893     1,998     2,488     4,924
  Research and development..............      841     1,233     2,622     3,463
  General and administrative............      297       302     1,128       915
                                          -------   -------   -------   -------
    Total operating expenses............    2,031     3,533     6,238     9,302
                                          -------   -------   -------   -------

Income (loss) from operations...........      107       189      (613)      237
Other (expenses) income, net............       (6)       72       (29)       69
                                          -------   -------   -------   -------

Income (loss) before provision for            101       261      (642)      306
 income taxes...........................
Provision for income taxes..............        6        27        19        27
                                          -------   -------   -------   -------

Net income (loss).......................  $    95   $   234   $  (661)  $   279
                                          =======   =======   =======   =======
Net income (loss) per common share......  $  0.02   $  0.03   $ (0.14)  $  0.05
                                          =======   =======   =======   =======


Weighted average number of common           5,062     7,114     4,787     6,191
 shares outstanding.....................




  The accompanying notes are an integral part of these financial statements.

                         OPTIKA IMAGING SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)


                                          NINE MONTHS ENDED SEPTEMBER 30,
                                               1995                1996
                                               ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).......................  $      (661)         $      279
Adjustments to reconcile net income
 (loss) to net cash provided (used)
   by operating activities:
   Depreciation and amortization........          224                 357
   Loss on disposal of assets...........           15                  --
   Provision for loss on accounts
    receivable..........................           --                 (22)
   Change in assets and liabilities:
      Accounts receivable...............          172              (1,290)
      Other assets......................         (183)               (491)
      Accounts payable..................          (28)                 58
      Accrued expenses..................           52                 327
      Deferred revenue..................          259                 168
                                          -----------          ----------

          Net cash used by operations            (150)               (614)
                                          -----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures....................         (144)               (503)
Purchase of short-term investments......           --             (10,072)
                                          -----------          ----------

          Net cash used by investing             (144)            (10,575)
           activities...................
                                          -----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred
 stock, net.............................           98                  --
Principal payments on long-term debt....         (291)               (364)
Proceeds from issuance of long-term debt           --                 429
Proceeds from issuance of common stock..           18              11,105
                                          -----------          ----------

          Net cash provided (used) by
           financing activities.........         (175)             11,170
                                          -----------          ----------

Net decrease in cash....................         (469)                (19)
Cash at beginning of period.............          771               1,415
                                          -----------          ----------
Cash at end of period...................  $       302          $    1,396
                                          ===========          ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 TRANSACTIONS:
Interest paid...........................          (40)                (39)
Income tax refund.......................          130                  --









  The accompanying notes are an integral part of these financial statements.

                         OPTIKA IMAGING SYSTEMS, INC.
   CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                  (Unaudited)
                      (In thousands, except share amounts)


                                                                                            TOTAL
                                                                                           COMMON
                                                             ADDITIONAL                STOCKHOLDERS'
                                            COMMON STOCK      PAID-IN    ACCUMULATED       EQUITY
                                        -------------------
                                           SHARES    AMOUNT    CAPITAL     DEFICIT      (DEFICIT)
                                        ---------  --------  ----------  -----------   ----------
Balance at December 31, 1995..........  2,843,930   $     3         796    $ (2,766)    $ (1,967)
   Common stock issued upon exercise of
      stock options...................    125,925        --         102                      102
   Common stock issued upon initial
    public offering...................  2,200,000         2      11,001                   11,003
   Mandatorily redeemable preferred
    stock converted to common stock...  1,500,464         2       4,802                    4,804
   Net income.........................                                          279          279
                                        ---------  --------   ---------  -----------   ----------
Balance at September 30, 1996.........  6,670,319   $     7     $16,701    $ (2,487)    $ 14,221
                                        =========  ========   =========  ===========   ==========



   The accompanying notes are an integral part of these financial statements.

                         OPTIKA IMAGING SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.       GENERAL

Basis of Presentation

         The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The consolidated results of operations for the period ended September 30, 1996 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1996. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (File No. 0-28672), which was declared effective by the Securities and Exchange Commission ("SEC") on July 25, 1996.

Net Income (Loss) Per Common Share

         Net income (loss) per common share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of Convertible Preferred Stock (using the if-converted method) and stock options (using the treasury stock method). Common equivalent shares from stock options are excluded from the computation if their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin, common and common equivalent shares issued from May 23, 1995 through the closing of the Company's initial public offering on July 25, 1996 have been included in the computation using the treasury stock method as if they were outstanding for all periods prior to the initial public offering. Furthermore, in accordance with SEC Staff policy, common equivalent shares from Convertible Preferred Stock that converted into Common Stock upon the closing of the initial public offering are included using the if-converted method.

Recently Issued Accounting Pronouncements

         The Company has reviewed Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and No. 123 "Accounting for Stock-Based Compensation" for applicability. Based on management's estimates and its intention to continue to apply its existing accounting for stock options, the adoption of these standards is not expected to have a material effect on the Company's consolidated financial statements.


2.       STOCKHOLDERS' EQUITY

Reincorporation

         In July 1996, the Company effected a reincorporation from the State of California into the State of Delaware, which changed the par value of the Company's stock. The statement of

                         OPTIKA IMAGING SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

changes in stockholders' equity is presented as if the reincorporation had occurred as of December 31, 1995.

Initial Public Offering

         In July 1996, the Company effected an initial public offering on Form S-1. In connection with the offering, the Company issued 2,200,000 shares of common stock and received net proceeds of approximately $11 million. In addition, all of the Convertible Preferred Stock was exchanged for common stock upon the effectiveness of the initial public offering.


3.       BANK CREDIT FACILITY

         The Company's line-of-credit agreement with a bank as amended on September 3, 1996, provides for borrowings up to $3.0 million. Borrowings under the line are secured by certain assets of the Company and bear interest at the bank's prime rate plus .75%. The agreement requires the Company to comply with certain financial covenants, including the maintenance of specified minimum ratios. In addition, the Company's line of credit agreement prohibits the payment of dividends without the prior approval of the bank. The Company was in compliance with respect to these covenants through September 30, 1996. The line expires on September 2, 1997.


4.       CONTINGENCIES

         The Company is, from time to time, subject to certain claims, assertions or litigation by outside parties as part of its ongoing business operations. The outcome of any such contingencies are not expected to have a material adverse effect on the financial condition, operations or cash flows of the Company. The Company is not currently a party to any material legal proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the caption "Business Risks" contained herein.


RESULTS OF OPERATIONS

         The Company's revenues consist primarily of license revenues which are comprised of one-time fees for the license of the Company's products, and maintenance revenues, which are comprised of fees for upgrades and technical support. The Business Solutions Partners ("BSPs") and Original Equipment Manufacturers ("OEMs"), which are responsible for the installation and integration of the software, enter into sales agreements with the end-user and purchase software directly from the Company. The software is licensed directly to the end-user by the Company through a standard shrink-wrapped license agreement. Annual maintenance agreements are also entered into between the BSPs and OEMs and the end-user, and the BSPs and OEMs then purchase maintenance services directly from the Company. For the nine months ended September 30, 1996, approximately 79.5% of the Company's total revenues were derived from software licenses and approximately 14.5% of the Company's total revenues were derived from maintenance agreements. Other revenues, which are comprised of training, consulting and implementation services and third-party hardware and software products, accounted for 6.0% of the Company's total revenues. License revenues are generally recognized upon shipment when no significant vendor obligations remain and collectibility is probable. License revenues related to contracts with significant post-delivery performance obligations are recognized when the Company's obligations are no longer significant or when the customer accepts the product, as applicable. Maintenance revenues are deferred and recognized ratably over the maintenance period, which is generally one year. Other revenues are recognized as services are performed. The Company generally does not grant rights to return products, except for defects in the performance of the products relative to specifications and pursuant to standard industry shrink-wrapped license agreements which provide for 30-day rights of return if an end-user does not accept the terms of the software license, nor does it provide provisions for price adjustments or rotation rights. However, if other rights of return are granted, revenue recognition is deferred until such rights lapse. The Company's aggregate product returns have historically been insignificant. The Company's terms of sales generally range from 30 to 60 days from date of shipment for BSPs and OEMs. Terms of sales on major accounts are generally based on the achievement of installation milestones and final system acceptance. Based on the Company's research and development process, costs incurred between the establishment of technological feasibility and general release of the software products have not been material and therefore have not been capitalized in accordance with Statement of Financial Accounting Standards No. 86. All research and development costs have been expensed as incurred.

         The following table sets forth items from the consolidated statements of operations as a percentage of revenues for the periods indicated. The operating results presented in this table are not necessarily indicative of the results for any future period.

                                THREE MONTHS       NINE MONTHS
                                    ENDED,            ENDED,
                                SEPTEMBER 30,     SEPTEMBER 30,
                              ----------------  ----------------
                              1995       1996    1995      1996
                             ------     ------  ------    ------
Revenues:
  Licenses.................   79.5%      76.8%   78.4%     79.5%
  Maintenance and other....   20.5       23.2    21.6      20.5
                             -----      -----   -----     -----
    Total revenues.........  100.0      100.0   100.0     100.0
Cost of revenues:
  Licenses.................    2.3        3.5     2.3       3.8
  Maintenance and other....   18.0       10.2    18.6      11.6
                             -----      -----   -----     -----
     Total cost of revenues   20.3       13.7    20.9      15.4
                             -----      -----   -----     -----
Gross profit...............   79.7       86.3    79.1      84.6
Operating expenses:
  Sales and marketing......   33.3       46.3    35.0      43.7
  Research and development.   31.4       28.6    36.9      30.7
  General and
   administrative..........   11.0        7.0    15.8       8.1
                             -----      -----   -----     -----
    Total operating
     expenses..............   75.7       81.9    87.7      82.5
                             -----      -----   -----     -----
Income (loss) from
 operations................    4.0        4.4    (8.6)      2.1
Other (expenses) income,
 net.......................   (0.2)       1.6    (0.4)      0.6
                             -----      -----   -----     -----
Income (loss) before
 provision for income
 taxes.....................    3.8        6.0    (9.0)      2.7
Provision for income taxes.    0.2        0.6     0.3       0.2
                             -----      -----   -----     -----
Net income (loss)..........    3.6%       5.4%   (9.3)%     2.5%
                             =====      =====   =====     =====

REVENUES

          Total revenues increased 58.4% from $7.1 million for the nine months ended September 30, 1995 to $11.3 million for the nine months ended September 30, 1996. Total revenues increased 60.8% from $2.7 million for the quarter ended September 30, 1995 to $4.3 million for the quarter ended September 30, 1996.

          Licenses.    License revenues increased 60.6% from $5.6 million during
the nine month period ended September 30, 1995 compared to $9.0 million in the same period in 1996, and increased 55.2% from $2.1 million during the quarter ended September 30, 1995 compared to $3.3 million in the same period in 1996. License revenues represented 78.4% and 79.5% of the total revenues for the nine month periods ended September 30, 1995 and 1996, respectively and 79.5% and 76.8% of the total revenues for the quarter ended September 30, 1995 and 1996, respectively. The increase in license revenue was primarily the result of increased unit sales of the FilePower Suite. The increased unit sales were driven, in part, by a significant increase in sales to international customers, primarily in Asia and the United Kingdom, and continued growth of sales in the healthcare market. Sales outside of the United States accounted for approximately 30% of the Company's revenues for the nine months ended September 30, 1996, compared to 17% in the corresponding prior period.

          Maintenance and Other.     Maintenance revenues, exclusive of other
revenue, increased 97.6% from $827,000 during the nine month period ended September 30, 1995, compared to $1.6 million in the same period in 1996, and increased 89.9% from $338,000 during the quarter ended September 30, 1995 compared to $642,000 during the same period in 1996. Maintenance revenue represented 11.6% and 14.5% of the total revenues for the nine month periods ended September 30, 1995 and 1996, respectively and 12.6% and 14.9% of the total revenues for the quarter ended September 30, 1995 and 1996, respectively. This increase was primarily a result of an increase in the number of installed systems and the Company's improved tracking and monitoring of expiring maintenance contracts. Other revenue, consisting primarily of training and consulting fees represented 10.0% and 6.1% of total revenues for the nine month periods ended September 30, 1995 and 1996, respectively and 7.9% and 8.4% for the quarters ended September 30, 1995 and 1996, respectively.


COST OF REVENUES

          Licenses.     Cost of licenses consists primarily of royalty payments
to third-party vendors, product author commissions, whereby certain of the Company's software developers are entitled to receive a specified percentage of product sales, and costs of product media, duplication, packaging and fulfillment. Cost of licenses increased from $167,000 or 3.0% of license revenues to $427,000 or 4.8% of license revenues for the nine month periods ended September 30, 1995 and 1996, respectively. Cost of licenses increased from $63,000 or 3.0% of license revenues to $150,000 or 4.5% of license revenues for the quarters ended September 30, 1995 and 1996, respectively. The increase in cost of licenses as a percentage of revenue is primarily as a result of increased commissions paid under the Company's product author plan.

          Maintenance and Other.    Costs of maintenance and other consists of
the direct and indirect costs of providing software maintenance and support, training and consulting services to the Company's BSPs, OEMs and end-users, and the cost of third-party software products. Although the absolute dollars expended for maintenance and other remained constant at $1.3 million for the nine-month periods ended September 30, 1995 and 1996, it decreased as a percentage of maintenance and other revenues for the same periods from 86.0% to 56.4%, respectively. Cost of maintenance and other decreased from $480,000 or 87.4% of maintenance and other revenues to $439,000 or 43.8% of maintenance and other revenues for the quarters ended September 30, 1995 and 1996, respectively. The decrease in cost of maintenance and other as a percentage of maintenance and other revenues is primarily a result of a lower third-party product component, which has a lower gross profit margin, partially offset by slightly increased costs of providing maintenance support due to increased staffing requirements.


OPERATING EXPENSES

          Sales and Marketing.    Sales and marketing expenses consist primarily
of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising and promotional expenses. Sales and marketing expenses increased from $2.5 million, or 35.0% of total revenues, for the nine months ended September 30, 1995 to $4.9 million, or 43.7% of total revenues, for the nine months ended September 30, 1996. Sales and marketing expenses increased from $893,000, or 33.3% of total revenues, for the quarter ended September 30, 1995 to $2.0 million, or 46.3% of total revenues, for the quarter ended September 30, 1996. The increase in sales and marketing expenditures is primarily attributable to additional costs incurred for establishing sales offices in Hong Kong and Malaysia during the quarter and costs associated with the continued expansions of the Company's network of BSPs and OEMs. The Company anticipates that sales and marketing expenses will continue to increase in absolute dollars in future quarters as the Company continues to build and expand its network of BSPs and OEMs.

          Research and Development.    Research and development expenses consist
primarily of salaries and other related expenses for research and development personnel, as well as the cost of facilities and equipment. Research and development expenses increased from $2.6 million, or 36.9% of total revenues, for the nine months ended September 30, 1995 to $3.5 million, or 30.7% of total revenues, for the nine months ended September 30, 1996. Research and development expenses increased from $841,000, or 31.4% of total revenues, for the quarter ended September 30, 1995 to $1.2 million, or 28.6% of total revenues, for the quarter ended September 30, 1996. The increase was primarily due to increased staffing in order to develop enhancements to the FilePower Suite and to continue the development of the MediPower Suite. The Company expects research and development expenses to continue to increase in absolute dollars in future quarters to fund the development of new products and product enhancements.

          General and Administrative.    General and administrative expenses
consist primarily of salaries and other related expenses of administrative, executive and financial personnel and outside professional fees. General and administrative expenses decreased from $1.1 million, or 15.8% of total revenues, for the nine months ended September 30, 1995 to $915,000, or 8.1% of total revenues, for the nine months ended September 30, 1996. General and administrative expenses increased from $297,000, or 11.0% of total revenues, for the quarter ended September 30, 1995 to $302,000, or 7.0% of total revenues, for the quarter ended September 30, 1996. The decrease in general and administrative expenses for the nine month period was primarily due to the Company incurring severance payments and recruiting and relocation expenses in connection with the senior management reorganization during the first six months of 1995. General and administrative expenses are expected to increase in absolute dollars in future quarters as the Company expands its staffing to support expanded operations and to comply with the responsibilities of a public company.

          Other expenses. Other expenses consists primarily of interest expense on the Company's capitalized lease obligations offset by interest earned on the Company's financing activities. The Company incurred a net expense of $29,000 during the nine months ended September 30, 1995 compared to net income of $69,000 during the nine months ended September 30, 1996, primarily as a result of interest income derived from the investment of the Company's initial public offering proceeds in July, 1996.

          Provision for Income Taxes.    Income taxes are accounted for in
accordance with Statement of Financial Accounting Standards No. 109. Due to the Company's history of pre-tax losses and uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes, the Company has recorded a valuation allowance against all of its net deferred tax assets as of September 30, 1996. In reaching the Company's determination of the need to provide a deferred tax valuation allowance, the Company considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence. As required by Statement of Financial Accounting Standards No. 109, management concluded that a valuation allowance against deferred tax assets was appropriate at the current time. Specifically, the Company has had annual losses in each of the last two years and quarterly losses in six of the last eight quarters in the period ended December 31, 1995 and has only generated $306,000 of pre-tax income for the first nine months of 1996.


LIQUIDITY AND CAPITAL RESOURCES

          Cash and short-term investments at September 30, 1996 were $11.5 million, increasing $10.1 million from December 31, 1995. The increase in cash and short-term investments is primarily due to the proceeds of the Company's initial public offering in July 1996.

          For the nine months ended September 30, 1995, net cash used in operating activities was $150,000 compared to $614,000 for the nine months ended September 30, 1996. This was primarily attributable to the growth in Company revenue over the same period, which resulted in an increase in the Company's accounts receivable balance.

          Cash used in investing activities was $144,000 for the nine months ended September 30, 1995 compared to $10.6 million for the nine months ended September 30, 1996. Uses of cash consisted primarily of purchases of marketable securities and property and equipment.

          Cash used in financing activities was $175,000 for the nine months ended September 30, 1995. Cash provided from financing activities was $11.2
million for the nine months ended September 30, 1996.   Cash provided from
financing activities resulted primarily from private sales of preferred stock in 1995, the proceeds of the Company's initial public offering in 1996, and proceeds from and repayments of bank borrowings, capital leases and other debt.

          At September 30, 1996, the Company's principal sources of liquidity included cash and short-term investments of $11.5 million. In addition, the Company has a secured credit facility for up to $3.0 million, bearing interest at the bank's prime rate plus .75%. As of September 30, 1996, the Company had $3.0 million available for borrowing. The Company also has a term note with a principal balance of $216,000 at September 30, 1996, bearing interest at the bank's prime rate plus 2.0%. The term note is repayable in 30 equal installments of principal and accrued interest commencing July 1996. In addition, the Company has outstanding a two-year secured note with principal balance of $213,000 at September 30, 1996, bearing interest at 10.75%.

          The Company believes that its current cash and short-term investments, together with anticipated cash flow from operations and its bank credit facility, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Thereafter, the Company may require additional funds to support such activity through public or private equity financings or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company and would not be dilutive.

BUSINESS RISKS

          This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements.
Factors that might cause such a difference include, but are not limited to, those discussed under the caption "Business Risks" contained herein.

          History of Losses: Accumulated Deficit: Future Results of Operations Uncertain. The Company was founded in January 1988 and did not ship an integrated version of the FilePower Suite until the third quarter of 1995.
Since its inception, the Company has incurred substantial costs to develop and improve its software products, establish sales, marketing and distribution channels and recruit and train its employees. As a consequence, the Company has incurred net losses in three of its past five fiscal years and incurred an operating loss for the year ended December 31, 1995. In addition, the Company experienced virtually no revenue growth between 1993 and 1995. As of September 30, 1996, the Company had an accumulated deficit of approximately $2.5 million. There can be no assurance that the Company will achieve revenue growth or will be profitable on a quarterly or annual basis.

          Dependence on Windows NT. The Company is largely dependent on the development and growth in the market for Windows NT operating systems and the migration of imaging and workflow server software to such operating systems. There can be no assurance that this market will grow or that the Company will be able to respond effectively to the evolving requirements of this market. UNIX-based operating systems currently account for most current client/server-based production imaging operating systems, and the Company's software interoperates with UNIX-based operating systems to only a very limited extent. There can be no assurance that UNIX will not continue to be the dominant operating platform in the future or that the introduction of other operating systems will not adversely affect the deployment of Windows NT. The failure of Windows NT operating systems to achieve market acceptance over the next several years would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, certain performance characteristics of the Company's products are currently limited by the Windows NT architecture, including the ability to be deployed throughout the largest enterprises.

          Significant Fluctuations in Operating Results. The Company's sales and other operating results have varied significantly in the past and will vary significantly in the future as a result of factors such as the size and timing of significant orders and their fulfillment, demand for the Company's products, changes in pricing policies by the Company or its competitors, the number, timing and significance of product enhancements and new product announcements by the Company and its competitors, changes in the level of operating expenses, customer order deferrals in anticipation of new products or otherwise, foreign currency exchange rates, warranty and customer support expenses, changes in its end-users' financial condition and budgetary processes, changes in the Company's sales, marketing and distribution channels, delays or deferrals of customer implementation, product life cycles, software bugs and other product quality problems, discounts, the cancellation of licenses during the warranty period or nonrenewal of maintenance agreements, customization and integration problems with the end-user's legacy system, changes in the Company's strategy, the level of international expansion and seasonal trends. A significant portion of the Company's revenues have been, and the Company believes will continue to be, derived from a limited number of orders, and the timing of such orders and their fulfillment have caused and are expected to continue to cause material fluctuations in the Company's operating results. Revenues are also difficult to forecast because the markets for the Company's products are rapidly evolving, and the sales cycle of the Company and its BSPs and OEMs, from initial evaluation to purchase, is lengthy and varies substantially from end-user to end-user. To achieve its quarterly revenue objectives, the Company depends upon obtaining orders in any given quarter for shipment in that quarter. Product orders are typically shipped shortly after receipt, and consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's revenues. Furthermore, the Company has often recognized most of its revenues in the last month, or even weeks or days, of a quarter. Accordingly, a delay in shipment near the end of a particular quarter may cause revenues in a particular quarter to fall significantly below the Company's expectations and may materially adversely affect the Company's operating results for such quarter. Conversely, to the extent that significant revenues occur earlier than expected, operating results for subsequent quarters may fail to keep pace with results of previous quarters or even decline. The Company also has recorded generally lower sales in the first quarter than in the immediately preceding quarter, as a result of, among other factors, end-users' purchasing and budgeting practices and the Company's sales commission practices, and expects this pattern to continue in future years. To the extent future international operations constitute a higher percentage of total revenues, the Company anticipates that it may also experience relatively weaker demand in the third quarter as a result of reduced sales in Europe during the summer months. A significant portion of the Company's expenses are relatively fixed in the short term. Accordingly, if revenue levels fall below expectations, operating results are likely to be disproportionately adversely affected. As a result of these and other factors, the Company believes that its quarterly operating results will vary in the future and period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Furthermore, due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

          Risks Associated with the MediPower Suite. The Company's future performance will depend in significant part upon its ability to complete the development of and achieve commercial acceptance for the MediPower Suite, its first software product tailored for an industry-specific application. The MediPower Suite is being developed in response to an order by St. Elizabeth Medical Center ("SEMC"), and only a limited number of end-users have purchased any of the software modules contained in this suite. To date, five of the seven software modules currently comprising the MediPower Suite have been developed and the remaining two modules are under development and are currently expected to be completed during the first half of 1997. In addition, an eighth module will be added to the MediPower Suite, and is expected to be delivered to SEMC by mid-1997. Delays in the completion of the remaining modules could occur due to a variety of factors such as turnover among software engineers, software bugs or other product quality problems. The Company may add additional software modules to extend the functionality of the MediPower Suite. Three of the developed modules have been installed at SEMC's site. If the Company fails to complete the MediPower Suite to SEMC's satisfaction in a timely manner, the Company's ability to market its products to other prospective end-users in the healthcare industry would be materially impaired and the Company's business, results of operations and financial condition would be materially adversely affected. The MediPower Suite has not achieved widespread customer acceptance which acceptance will depend, in part, on the Company's ability to complete and market this software successfully.

          Reliance on Indirect Distribution Channels; Potential for Channel Conflict. The Company's future results of operations will depend on the success of its marketing and distribution strategy which relies, to a significant degree, upon BSPs and OEMs to sell and install the Company's software and provide post-sales support. In 1995, the Company's top 34 BSPs accounted for approximately 80% of its revenues, and substantially all of the Company's total revenues were derived from sales by BSPs and OEMs. These relationships are usually established through formal agreements that generally do not grant exclusivity, do not prevent the distributor from carrying competing product lines and do not require them to purchase any minimum dollar amount of the Company's software. There can be no assurance that any BSPs will continue to represent the Company or sell its products. Furthermore, there can be no assurance that other BSPs, some of which have significantly greater financial marketing and other resources than the Company, will not develop or market software products which compete with the Company's products or will not otherwise discontinue their relationship with or support of the Company. Some of the Company's BSPs are small companies that have limited financial and other resources which could impair the ability to pay the Company. To date, the Company's inability to receive payments from such BSPs has not had a material adverse effect on the Company's business, results of operations or financial condition. The Company's OEMs currently compete with the Company and its BSPs. Selling through indirect channels may also hinder the Company's ability to forecast sales accurately, evaluate customer satisfaction, provide quality service and support or recognize emerging customer requirements. The Company's strategy of marketing its products indirectly through BSPs and OEMs may result in distribution channel conflicts. To the extent different BSPs and OEMs target the same customers, they may come into conflict with each other. Although the Company has attempted to allocate certain territories for its products among its distribution channels in a manner to avoid potential conflicts, there can be no assurance that channel conflict will not materially adversely affect its relationships with existing BSPs and OEMs or adversely affect its ability to attract new BSPs and OEMs. The loss by the Company of a number of its more significant BSPs or OEMs, the inability of the Company to obtain qualified new BSPs or OEMs or to obtain access to the channels of distribution offering software products to the Company's targeted markets or the failure of BSPs or OEMs to pay the Company for its software could have a material adverse effect on the Company's business, results of operations or financial condition.

          Rapid Technological Change: Dependence on New Product Development.
The market for imaging software is characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements and emerging industry standards. The Company's future performance will depend in significant part upon its ability to respond effectively to these developments. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete, unmarketable or noncompetitive. For example, new technologies based on the Internet, such as Java, could alter generally accepted conventions for document creation, distribution and management. However, the use of Internet protocols for imaging applications is presently in the developmental stage, and the Company is unable to predict the future impact of such protocols on the Company's products. Moreover, the life cycles of the Company's products are difficult to estimate. The Company's future performance will depend in significant part upon its ability to enhance current products and to develop and introduce new products that respond to evolving customer requirements. The Company has in the recent past experienced delays in the development and commencement of commercial shipments of new products and enhancements, resulting in customer frustration and delay or loss of revenues. The inability of the Company, for technological or other reasons, to develop and introduce new products or enhancements in a timely manner in response to changing customer requirements, technological change or emerging industry standards or maintain compatibility with heterogeneous computing environments would have a material adverse effect on the Company's business, results of operations and financial condition.

          Product Concentration; Dependence on Emerging Market for Integrated Imaging Systems. To date, substantially all of the Company's revenues have been attributable to sales of the FilePower Suite and individual software modules which comprise the FilePower Suite and the MediPower Suite. The Company currently expects the FilePower and the MediPower Suite to account for substantially all of its future revenues. As a result, factors adversely affecting the pricing of or demand for such products, such as competition or technological change, could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's future financial performance will depend in general on growth in the relatively small and emerging market for imaging software products, and in particular on the successful development, introduction and customer acceptance of new and enhanced versions of its existing software products such as the FilePower Suite along with the successful development, marketing and market acceptance of new industry-specific products such as the MediPower Suite. There can be no assurance that such market will grow or that the Company will be successful in developing and marketing these or any other products, or that any of these products will achieve widespread customer acceptance. If the document imaging software market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, results of operations and financial condition would be materially adversely affected.

          Lengthy and Complex Sales and Implementation Cycles; Dependence on Capital Spending. The license of the Company's software products is typically an executive-level decision by prospective end-users and generally requires the Company and its BSPs and OEMs to engage in a lengthy and complex sales cycle (typically between six and twelve months from the initial contact date). In addition, the implementation by customers of the imaging products offered by the Company may involve a significant commitment of resources by such customers over an extended period of time. For these and other reasons, the sales and customer implementation cycles are subject to a number of significant delays over which the Company has little or no control. The Company's future performance also depends upon the capital expenditure budgets of its customers and the demand by such customers for the Company's products. Certain industries to which the Company sells its products, such as the financial services industry, are highly cyclical. The Company's operations may in the future be subject to substantial period-to-period fluctuations as a consequence of such industry patterns, domestic and foreign economic and other conditions and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect on the Company's business, results of operations and financial condition.

          Intense Competition. The market for the Company's products is intensely competitive and significantly affected by new product introductions and other market activities of industry participants. The Company's competitors offer a variety of products and services to address the emerging market for imaging software solutions. The Company's principal direct competitors include BancTec, Inc., FileNet Corporation, International Business Machines Corporation, Unisys Corporation, ViewStar Corporation and Wang Laboratories, Inc. The Company also competes with industry-specific application vendors such as IMNET Systems, Inc. and LanVision Systems, Inc. Numerous other software vendors also compete in each product area. Potential competitors include providers of document management software, providers of document archiving products and relational database management systems vendors. The Company also faces competition from VARs, OEMs, distributors and systems integrators, some of which are BSPs or OEMs for the Company.

          Many of the Company's current and potential competitors are substantially larger than the Company and have significantly greater financial, technical and marketing resources and have established more extensive channels of distribution. As a result, such competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. Because the Company's products are designed to operate in non-proprietary computing environments and because of low barriers to entry in the imaging software market, the Company expects additional competition from established and emerging companies as the market for integrated imaging products continues to evolve. The Company expects its competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide added functionality and other features. Successful new product introductions or enhancements by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's products and services, result in continued intense price competition or make the Company's products and services or technologies obsolete or noncompetitive. To be competitive, the Company will be required to continue to invest significant resources in research and development and sales and marketing. There can be no assurance that the Company will have sufficient resources to make such investments or that the Company will be able to make the technological advances necessary to be competitive. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. In addition, several competitors have recently made or attempted to make acquisitions to enter the market or increase their market presence. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reduction, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, results of operations and financial condition.

          Risks Associated with Acquisitions. Optika has consummated several recent acquisitions, including the acquisitions of TEAMWorks Technologies, Inc. ("TEAMWorks") in 1994 (the "TEAMWorks Acquisition"), and IPRS Asia (S) Pte Ltd., a Singapore company ("IPRS"), and Intuit Development Limited, a Hong Kong company ("Intuit"), in 1995 (the "IPRS/Intuit Acquisition") (collectively, the "Acquisitions"), and continues to evaluate potential acquisitions of businesses, products and technologies. In 1995, the Company terminated all of the operations of TEAMWorks due to the failure of the TEAMWorks products to achieve market acceptance and the Company's lack of experience in selling such products. The Company is in the process of integrating the operations acquired in the IPRS/Intuit Acquisition with its own. There can be no assurance that the anticipated benefits of the IPRS/Intuit Acquisition will be realized. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, potentially dilutive issuances of equity securities, accounting charges, operating companies in different geographic locations with different cultures, the potential loss of key employees of the acquired company, the diversion of management's attention from other business concerns and the risks of entering markets in which the Company has no or limited direct prior experience. There can be no assurance that suitable acquisition candidates will be identified, that any acquisitions can be consummated or that any acquired businesses or products can be successfully integrated into the Company's operations. In addition, there can be no assurance that the Acquisition or any future acquisitions will not have a material adverse effect upon the Company's business, results of operations or financial condition, particularly in the quarters immediately following the consummation of such transactions due to operational disruptions, severance expenses, unexpected expenses and accounting charges which may be associated with the integration of such acquisitions.

          Management Changes; No Assurance of Successful Expansion of Operations. Most of the Company's senior management team have joined the Company within the last two years. There can be no assurance that these individuals will be able to achieve and manage growth, if any, or build an infrastructure necessary to operate the Company. The Company's ability to compete effectively and to manage any future growth, will require the Company to continue to assimilate new personnel and to expand, train and manage its work force. The Company intends to continue to increase the scale of its operations significantly to support anticipated increases in revenues and to address critical infrastructure and other requirements. These increases have included and will include the leasing of new space, the opening of additional foreign offices, the Acquisitions and other potential acquisitions, significant increases in research and development to support product development and the hiring of additional personnel in sales and marketing. The increased scale of operations has resulted in significantly higher operating expenses which are expected to continue to increase significantly in the future. If the Company's revenues do not correspondingly increase, the Company's results of operations would be materially adversely affected. Expansion of the Company's operations has caused and is continuing to impose a significant strain on the Company's management, financial and other resources. The Company's ability to manage its recent and any future growth, should it occur, will depend upon a significant expansion of its internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. In this regard, any significant revenue growth will be dependent in significant part upon the Company's expansion of its marketing, sales and BSP support capabilities. This expansion will continue to require significant expenditures to build the necessary infrastructure. There can be no assurance that the Company's efforts to expand its marketing, sales and customer support efforts will be successful or will result in additional revenues or profitability in any future period.

          Dependence on Key Personnel. The Company's future performance depends to a significant degree upon the continuing contributions of its key management, sales, marketing, customer support and product development personnel. The Company has at times experienced and continues to experience difficulty in recruiting qualified personnel, particularly in software development and customer support. The Company believes that there may be only a limited number of persons with the requisite skills to serve in those positions and it may become increasingly difficult to hire such persons. Competitors and others have in the past and may in the future attempt to recruit the Company's employees. The loss of key management or technical personnel or the failure to attract and retain key personnel could have a material adverse effect on the Company's business, results of operations and financial condition.

          Dependence on Proprietary Technologies; Risk of Infringement. The Company's performance depends in part on its ability to protect its proprietary rights to the technologies used in its principal products. The Company relies on a combination of copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect its proprietary rights, which measures afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technologies. The Company is not aware that it is infringing any proprietary rights of third parties. In August 1994, a third party notified the Company that it believes that one of the Company's products is infringing a patent held by such third party. The Company subsequently notified such third party that it does not believe that such product infringed such patent. Neither party has communicated with the other since January 1995. If the third party should file suit against the Company, and should it be determined that its patent is valid and infringed by the Company's product, the Company may redesign the allegedly infringing product or seek to obtain a license from such third party. Any redesign may be costly and time consuming, may not avoid litigation and would materially adversely affect the Company's business, results of operations and financial condition. If it becomes necessary to seek a license from such third party, there can be no assurance that the Company will be able to obtain such a license on acceptable terms. Moreover, there can be no assurance that additional third parties will not claim infringement by the Company's products of their intellectual property rights. The Company expects that software product developers will increasingly be subject to infringement claims if the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, and regardless of the outcome of any litigation, will be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all. In the event of a successful claim of infringement against the Company's products and the failure or inability of the Company to license the infringed or similar technology, the Company's business, results of operations and financial condition would be materially adversely affected.

          The Company also licenses software from third parties which is incorporated into its products, including software incorporated into its viewer, image decompression software and optical character recognition and full-text engines. These licenses expire from time to time. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms. While the Company believes that all of such third-party software is available from alternate vendors and the Company maintains standard software escrow agreements with each of such parties which provide the Company with access to the source code in the event of their bankruptcy or insolvency, the loss of, or inability to maintain, any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated, which in turn could materially adversely affect the Company's business, results of operations and financial condition. In addition, the Company generally does not have access to source code for the software supplied by these third parties. Certain of these third parties are small companies that do not have extensive financial and technical resources. If any of these relationships were terminated or if any of these third parties were to cease doing business, the Company may be forced to expend significant time and development resources to replace the licensed software. Such an event would have a material adverse effect upon the Company's business, results of operations and financial condition. The Company has entered into source code escrow agreements with a limited number of its customers and resellers requiring release of source code in certain circumstances. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to provide timely responses to identified product defects.

          International Operations. Sales outside the United States accounted for approximately 7%, 13%, 15% and 30% of the Company's revenues in 1993, 1994, 1995 and for the nine months ended September 30, 1996. An important element of the Company's strategy is to expand its international operations, including the development of certain third-party distributor relationships and the hiring of additional sales representatives, each of which involves a significant investment of time and resources. There can be no assurance that the Company will be successful in expanding its international operations. In addition, the Company has only limited experience in developing localized versions of its products and marketing and distributing its products internationally. There can be no assurance that the Company will be able to successfully localize, market, sell and deliver its products internationally. The inability of the Company to successfully expand its international operations in a timely manner could materially adversely affect the Company's business, results of operations and financial condition. The Company's international revenues may be denominated in foreign or United States currency. The Company does not currently engage in foreign currency hedging transactions. As a result, a decrease in the value of foreign currencies relative to the United States dollar could result in losses from transactions denominated in foreign currencies, make the Company's software less price-competitive and could have a material adverse effect upon the Company's business, results of operations and financial condition. In addition, the Company's international business is and will continue to be subject to a variety of risks, including delays in establishing international distribution channels, difficulties in collecting international accounts receivable, increased costs associated with maintaining international marketing and sales efforts, unexpected changes in regulatory requirements, tariffs and other trade barriers, political and economic instability, limited protection for intellectual property rights in certain countries, lack of acceptance of localized products in foreign countries, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, the Company's results of operations. Although the Company's products are subject to export controls under United States laws, the Company believes it has obtained all necessary export approvals. However, the inability of the Company to obtain required approvals under any applicable regulations could adversely affect the ability of the Company to make international sales.

          Product Liability; Risk of Product Defects. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. However, it is possible that the limitation of liability provisions contained in the Company's license agreements may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any product liability claims to date, the sale and support of products by the Company may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, results of operations and financial condition. Software products such as those offered by the Company frequently contain errors or failures, especially when first introduced or when new versions are released. Although the Company conducts extensive product testing, the Company has in the past released products that contained defects, and has discovered software errors in certain of its new products and enhancements after introduction. The Company could in the future lose or delay recognition of revenues as a result of software errors or defects, the failure of its products to meet customer specifications or otherwise. The Company's products are typically intended for use in applications that may be critical to a customer's business. As a result, the Company expects that its customers and potential customers have a greater sensitivity to product defects than the market for software products generally. Although the Company's business has not been materially adversely affected by any such errors, defects or failure to meet specifications, to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors or defects will not be found in new products or releases after commencement of commercial shipments or that such products will meet customer specifications, resulting in loss or deferral of revenues, diversion of resources, damage to the Company's reputation, or increased service and warranty and other costs, any of which could have a material adverse effect upon the Company's business, operating results and financial condition.

          Uncertainty in Healthcare Industry; Government Regulation. The healthcare industry is undergoing significant and rapid changes, including consolidation of hospitals and other healthcare providers to form larger integrated healthcare networks as well as market-driven or government initiatives to reform healthcare, which the Company anticipates will affect the operations and procurement processes of healthcare providers, and which could force the Company to reduce prices for its software. As the number of hospitals and other healthcare providers decreases due to further industry consolidation, each potential sale of the Company's software will become more significant and competition for each sale will be greater. Further, healthcare providers may react to proposed reform measures and cost containment pressures by curtailing or delaying investments, including purchases of the Company's software and related services. In addition, numerous proposals relating to healthcare reform have been, and additional proposals are expected to be introduced in the United States Congress and state legislatures. Although the effects of federal and state initiatives for healthcare reform are unknown, the Company believes that competitive factors in the healthcare industry will continue to drive reform of healthcare delivery. The Company cannot predict with any certainty what impact, if any, such market or government initiatives might have on its business, financial condition and results of operations. The United States Food and Drug Administration ("FDA") has issued a draft guidance document addressing the regulation of certain computer products as medical devices under the Federal Food, Drug and Cosmetic Act. To the extent that computer software is a medical device under the policy, the manufacturers of such products could be required, depending on the product, to: (i) register and list their products with the FDA,
(ii) notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products or (iii) obtain FDA approval by filing a premarket application that establishes the safety and effectiveness of the product. The Company expects that the FDA is likely to become increasingly active in regulating computer software that is intended for use in healthcare settings, although the FDA does not currently regulate computer software products for medical records. The FDA, if it chooses to regulate such software, can impose extensive requirements governing pre- and post-market conditions such as device investigation, approval, labeling and manufacturing. In addition, any substantial reduction in price, failure of the Company to sell its software to hospitals and other healthcare providers or increased government regulation could have a material adverse effect on the Company's business, results of operations and financial condition. Such products would be subject to the Federal Food, Drug and Cosmetic Act's general provisions, including those relating to good manufacturing practices and adverse experience reporting. The Company is also subject to the risks inherent in selling its products to end-users in other heavily regulated industries, such as insurance, banking and financial services.

          Potential Volatility of Stock Price. The market price of shares of Common Stock is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, sales of Common Stock by management, sales of significant amounts of Common Stock into the market, developments with respect to proprietary rights, conditions and trends in the software and other technology industries, adoption of new accounting standards affecting the software industry, changes in financial estimates by securities analysts and others, general market conditions and other factors that may be unrelated to the Company or its performance. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of technology companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against such company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation, regardless of its outcome, would result in substantial costs and a diversion of management's attention and resources which could have a material adverse effect upon the Company's business, results of operations and financial condition.

          Control by Existing Stockholders; Effects of Certain Anti-Takeover Provisions. Members of the Board of Directors and the executive officers of the Company, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially own approximately 53% of the outstanding shares of Common Stock of the Company. Accordingly, these stockholders would, if acting in concert, be able to elect all members of the Company's Board of Directors and determine the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. Certain provisions of the Company's Certificate of Incorporation, equity incentive plans, Bylaws and Delaware law may also discourage certain transactions involving a change in control of the Company. This level of ownership by such persons and entities, when combined with the Company's classified Board of Directors and the ability of the Board of Directors to issue "blank check" preferred stock without further stockholder approval, may have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of Common Stock.

                          PART II - OTHER INFORMATION



Item 1 - Legal Proceedings.

         None.

Item 2 - Changes in Securities.

         None.

Item 3 - Defaults upon Senior Securities.

         None.

Item 4 - Submission of Matters to a Vote of Security Holders.

         None.

Item 5 - Other Information.

         None.

Item 6 - Exhibits and Reports on Form 8-K.
         (a)   Exhibits

               10.1 Third Amendment to Loan and Security Agreement dated September 3, 1996 by and between the Registrant and Silicon Valley Bank.

               27    Financial data schedule

         (b)   Reports on Form 8-K

               No reports on Form 8-K have been filed during the quarter ended September 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              OPTIKA IMAGING SYSTEMS, INC.
                                              (Registrant)


           11/12/96                            /S/ MARK K. RUPORT
---------------------------------             --------------------------------
            (Date)                                      Mark K. Ruport
                                              Chairman of the Board, President
                                                and Chief Executive Officer
                                               (Principal Executive Officer)


           11/12/96                            /S/ STEVEN M. JOHNSON
 --------------------------------             --------------------------------
            (Date)                                    Steven M. Johnson
                                                   Chief Financial Officer
                                              (Principal Financial Officer and
                                                Principal Accounting Officer)

                                 Exhibit Index
                                 -------------


        10.1    Amendment No. 3 to Loan and Security Agreement

        27      Financial Data Schedule