Form 10-K
period 1996-12-31
OPTIKA IMAGING SYSTEMS INC
filed 1997-03-31
CIK 1014920

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from _______________ to ______________

                         Commission File Number 0-28672

                         OPTIKA IMAGING SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                  95-4154552
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

 5755 Mark Dabling Boulevard, Suite 100                    80919
      Colorado Springs, Colorado                         (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (719) 548-9800

Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class             Name of Each Exchange on Which Registered
       -------------------             -----------------------------------------
                               None

Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $.001 per share.
                   ----------------------------------------
                                (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                               -----       -----

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             -----

   The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on March 17, 1997 as reported on the Nasdaq National Market, was approximately $17,033,751. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 17, 1997, Registrant had outstanding 6,710,708 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   1. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996 are incorporated into Part II of this Report on Form 10-K.

   2. Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 1997 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                         OPTIKA IMAGING SYSTEMS, INC.
                        1996 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                                                                      PAGE
PART I
 Item 1.    Business.....................................................................................3
 Item 2.    Properties..................................................................................24
 Item 3.    Legal Proceedings...........................................................................24
 Item 4.    Submission of Matters to a Vote of Security Holders.........................................24

PART II
 Item 5     Market for Registrant's Common Equity and Related Stockholder Matters.......................25
 Item 6     Selected Financial Data.....................................................................26
 Item 7     Management's Discussion and Analysis of Financial Condition and Results of Operations.......27
 Item 8     Financial Statements and Supplementary Data.................................................32
 Item 9     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure........32

PART III
 Item 10    Directors and Executive Officers of Registrant..............................................33
 Item 11    Executive Compensation......................................................................33
 Item 12    Security Ownership of Certain Beneficial Owners and Management..............................33
 Item 13    Certain Relationships and Related Transactions
            Signatures..................................................................................34

PART IV
 Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................36

                                     PART I

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER THE CAPTION "BUSINESS RISKS" CONTAINED HEREIN.

ITEM 1.  BUSINESS

Introduction

   Optika Imaging Systems, Inc. ("Optika" or the "Company") is a leading provider of high-performance, client/server, integrated imaging software designed to meet the needs of paper intensive industries such as healthcare, financial services, insurance and retail. The Company's FilePower Suite is comprised of server software, which provides core imaging functions, application software for document image management, computer output to laser disc ("COLD"), automated workflow transaction processing, and associated development tools. The FilePower Suite is easy to install, use and integrate with end-users' existing information systems, and is designed to be deployed at the departmental or workgroup level and then scaled throughout the enterprise. The Company believes that the FilePower Suite enables end-users to reduce costs, improve operational productivity and enhance customer service. Additionally, the Company believes it is one of the leading providers of imaging solutions to the healthcare industry, based on 125 installations of the FilePower Suite. Approximately 13% of the Company's total revenue in 1996 was derived from sales in the healthcare industry. The Company is seeking to capitalize on the success of the FilePower Suite in the healthcare industry throughout the development of the FPhealthcare Suite, formerly known as the MediPower Suite, which is designed to enable hospitals and other healthcare organizations to manage large amounts of patient related documents. The FPhealthcare suite incorporates document image management, COLD and automated workflow transaction processing technologies, and is designed to provide fast and efficient access to patient information from workstations located throughoutout the enterprise, including the point of patient care.

Industry Background

The Document Image Processing Industry

   Document image processing systems allow documents to be electronically stored, retrieved and routed, and generally include the following five basic functions: (i) document capture, (ii) optical storage, (iii) retrieval and display, (iv) document management and (v) automated transaction processing (workflow). Document capture is the conversion of paper documents into digitized images and generally includes batch preparation, scanning, image enhancement, quality assurance and indexing of images to long-term storage, including optical disks, CD-ROM and magnetic media. Optical storage is the storage of images on optical drives and jukeboxes and includes platter management, volume management and hierarchical storage management. Retrieval and display is the retrieval of document images via either standard searches (using the indices stored during capture) or full-text indexing for display, annotation and routing. Document management is the centralized management and administration of large volumes of documents and typically provides a file cabinet and file folder metaphor for retrieving documents. Workflow is the automation of routine work processes, usually performed by the automatic routing of images as a replacement for the manual routing of paper.

   For paper intensive industries such as healthcare, financial services, insurance and retail, electronic document image processing offers several advantages over paper or microfilm, including: (i) faster and easier file access, because document images are located and retrieved by entering a few key-words into a computer database rather than by searching through file cabinets for paper folders or microfilm; (ii) fewer misfiled documents, because database software is used to track the location of document images; (iii) concurrent file access, since multiple users have the ability to access a document simultaneously; (iv) remote distribution and access, because document images are easily transmitted to standard facsimile equipment or remote computer terminals over commercial telephone lines; and (v) less expensive storage, because electronic storage generally requires less floor space and clerical overhead than paper-based storage, thereby reducing overall document storage costs. Once documents have been converted to an electronic format, they can be automatically routed from one workgroup or task to another. By implementing the automated workflow approach, companies can improve operating efficiencies, compared to traditional paper based document processing tasks. Several typical uses of document imaging systems include:

   Patient Records Management. The effectiveness of many existing healthcare information systems ("HCIS") is limited because many aspects of a patient's medical record are on paper and may be located in several different departments or at off-site storage facilities. Hospitals and other healthcare providers can use imaging solutions to create a repository for a patient's complete medical record, including paper-based documents such as doctors' orders and notes, consent forms and progress notes; and computer generated information such as lab reports, transcriptions and patient demographics. In addition, medical images such as X-rays and CAT scans may be stored on the system. The availability of timely and complete patient information can enable healthcare providers to control costs while improving the quality of patient care.

   Insurance Claims Processing. Insurance companies use document imaging systems to speed claims processing. Documents associated with the claim are imaged and indexed, so that a service representative can retrieve the documents quickly when a customer calls, rather than having the documents delivered and calling the customer back. This can resolve claims more quickly and improve customer service.

   Loan Processing. Loan processing at financial institutions usually involves a large folder of documents that must be approved by many departments, and this process can take several weeks when done manually. By implementing document imaging, loan documents can be routed electronically to multiple departments, including remote offices, and approvals can be collected more quickly, increasing the institution's operating efficiencies.

   Accounts Payable Processing. Accounts payable processing for retailers and distributors with multiple geographic locations and high transaction volumes usually involves a large number of paper-based steps and significant costs for document storage. Imaging solutions permit accounts payable personnel to access invoices, purchase orders and related documents from their desktop computers and can significantly reduce the number of costly paper-based steps.

   The growth of the market for document image processing systems is being driven by: (i) the improved price/performance characteristics of client/server distributed computing systems, which have provided increased computing power at the desktop and higher bandwidth LANs and WANs; (ii) the widespread deployment of client/server computing systems connected to an infrastructure of LANs and WANs; and (iii) the increased competitive pressures for businesses to improve productivity and reduce costs, especially in paper-intensive industries. The production segment of the document imaging market includes applications that handle large volumes of paper and perform structured business functions such as patient records management, insurance claims processing, loan processing and accounts payable processing. According to a study by BIS Strategic Decisions, the software component of the North American production imaging segment has grown from approximately $264 million in 1993 to approximately $366 million in 1995 and is projected to grow to approximately $682 million by 1998.

The Evolution of Document Imaging Technology and Systems

   The first generation of document image processing systems was introduced in the mid-1980s. The hardware components of these systems included optical scanners, optical disks and digital compression technologies which provided the technological foundation for processing and managing paper documents in image form. These early systems employed proprietary minicomputer architectures and closed, proprietary software, and were sold by direct sales organizations to address high-end production applications. These systems generally required a significant amount of custom integration before they could interface with the customer's existing legacy systems. The first generation systems were typically priced in excess of $1 million.

   Since the early 1990s, the market for enterprise-wide computing systems used by large commercial organizations has undergone a significant transformation, as advances in hardware, software and networking technologies have led to a shift from mainframe and other host-based computer architectures, to networked, client/server architectures in which computing tasks are distributed among numerous computers throughout the network. The flexibility, computing power and cost-effectiveness of distributed processing in an open systems environment has encouraged numerous large organizations to move many mission-critical computer applications to client/server systems from mainframes. In particular, the widespread adoption of client/server computing systems has significantly reduced the investment required to install, implement and operate mission-critical imaging and workflow applications. Most client/server production imaging systems are currently based on UNIX operating systems; however, a 1996 study by International Data Corporation predicts that while shipments of UNIX servers will grow from 462,000 in 1994 to 766,000 in 1998, a 13% annual growth rate, shipments of Windows NT servers will grow from 115,000 in 1994 to 1,170,000 in 1998, a 79% annual growth rate, challenging UNIX as the leading server software. Windows NT operating systems are expected to experience significant growth due to the large installed base of Windows NT-ready personal computers, its user friendliness and its relatively low user cost compared to the cost of UNIX systems. With the emergence of Windows NT-based operating systems, an alternative technological infrastructure to UNIX is now in place to offer high performance imaging systems using standard desktop hardware and software which can be installed and integrated in weeks or months.

   Certain challenges facing the healthcare industry illustrate the market potential for client/server based imaging solutions. Competition and cost-containment measures imposed by governmental and private payors have created substantial pressures on healthcare providers to control healthcare costs while providing quality patient care. At the same time, the healthcare delivery system is experiencing a shift from a highly fragmented group of non-allied healthcare providers to integrated delivery networks which combine payors, hospitals and outpatient facilities. These integrated delivery networks are better suited to improve care and enhance operating efficiencies in the increasingly competitive healthcare environment. Traditional healthcare information systems are limited because (i) they do not capture paper-based records which are stored in various sites throughout the enterprise, and (ii) they cannot access medical images such as X-rays and CAT scans at the point of care. In order to address these concerns, hospitals and other healthcare providers are demanding comprehensive, cost-effective information systems that deliver rapid access to a fully updated and complete computer-based patient record ("CPR"). While HCIS vendors have made progress integrating many of the components necessary to construct a CPR, a complete CPR must also contain all current and historical patient information, and information generated and stored outside of the local computer network. Document imaging and COLD technologies are essential elements of a CPR because they allow paper-based documents, computer generated information and medical images to be stored, accessed and delivered to the provider at the point of patient care. Hospitals and other healthcare providers are increasingly seeking integrated imaging systems with a standards-based architecture and custom interfaces designed to accept current medical interface formats to increase productivity, reduce costs of administration and increase cash flow.

   Other paper intensive industries face cost containment and productivity challenges similar to those confronting the healthcare industry. An increasing number of companies in these industries are seeking cost-effective image processing solutions that leverage their existing technological investments.

The Optika Solution

   Optika has developed the FilePower Suite of integrated client/server imaging software, which is comprised of: server software, providing core imaging functions; application software for document image management; COLD; automated workflow transaction processing;, and associated development tools. The Company believes that the FilePower Suite enables end-users to reduce costs, improve operational productivity and enhance customer service. The Company's integrated software combines image management, COLD and advanced workflow processing into a single, component-based application. The FilePower Suite is designed to provide the following key benefits:

   Rapid Installation and Ease of Use. The FilePower Suite is contained on a single compact disk ("CD") which includes on-line documentation and on-line help, and is designed for push-button installation and rapid integration into the end-user's existing information system. The Company's products offer a convenient user interface so that users can move easily between imaging, COLD and workflow applications as well as other graphical applications. The FilePower Suite uses common viewing technology for the integrated products that allows end-users to work with a common environment to manage all of the folder-based data in the imaging and COLD systems. Standard programming languages can be used to integrate existing information systems and other management information technologies with the FilePower Suite.

   Enterprise-Wide Scalability. The Company's products can be deployed via LANs and WANs, and are designed for enterprise-wide scalability throughout large organizations. Thus, organizations can deploy solutions that meet the needs of workgroups and departments, and can later scale across an entire enterprise. Small workgroups can take advantage of enterprise functionality such as volume input and storage, disaster recovery, and security, while large enterprises can implement systems based on departmental return on investment calculations.

   Compatibility with Heterogeneous Computing Environments. Since inception, the Company's products have been designed to operate on Windows-based platforms. The Company's software products currently operate on a variety of open computing platforms, including Windows 3.x, Windows 95 and Windows NT on the client desktop, Windows NT and Novell Netware as servers, and UNIX for SQL database support. The Company's products also operate on many common hardware, software and database platforms, including SQL databases from Oracle, Sybase, Informix and Microsoft. Because different types of data can be accessed from a variety of platforms without the need for reformatting, the Company's products can be deployed in an enterprise with heterogeneous platforms, without the need to restructure the organization's existing computing environment.

   Ease of Customization and Extension. The open client/server architecture of the Company's products enables end-users to customize the software for industry-specific, vertical applications, which can then be integrated into existing computing environments through a custom user interface. The Company's network of Business Solutions Partners ("BSPs") and Original Equipment Manufacturers ("OEMs") are able to build industry-specific, customized applications, which interoperate with the Company's open, component-based software using Microsoft's Object Linking and Embedding ("OLE") and Open Database Connectivity standards. The FPhealthcare Suite is an example of a customized application being developed by the Company, based on the FilePower Suite.

   The Company believes it is one of the leading providers of imaging solutions to the healthcare industry. Revenues from the healthcare industry comprised approximately 13% of the Company's total revenues during 1996. The Company is seeking to capitalize on the installed base of over 125 installations of the FilePower Suite in the healthcare industry through the development of the FPhealthcare Suite. The FPhealthcare Suite is designed to (i) capture and store electronic data from disparate hospital information systems through real-time, computerized interfaces; (ii) provide applications for efficiently scanning and automatically indexing paper-based records; (iii) facilitate the storage of digitized medical images such as X-rays and CAT scans; (iv) allow storage of a patient's lifetime medical record on low cost optical disks; (v) enable workflow re-engineering of business processes; and (vi) incorporate user-oriented interfaces that allow the provider to easily locate and retrieve patient information in the hospital or clinical setting.

   The following are examples of customer applications using the Company's products. The benefits achieved by the following end-users may not necessarily be achieved by every end-user.

     Healthcare: A 500-bed hospital with two facilities in Kentucky was experiencing significant growth in out-patient volumes and associated billing and cash collection processing, and wanted an imaging solution that would streamline the patient accounting and medical records functions and ultimately allow for the creation of a complete CPR. In conjunction with one of its BSPs, the Company installed the FilePower Suite and is currently in the process of installing the FPhealthcare Suite at the end-user's site to provide medical records and patient billing document storage, workflow processes for patient billing and chart completion, auto-indexing of documents, bursting and filing of reports from existing healthcare information systems and automated bulk remittance processing. Four of the seven software modules included in the FPhealthcare Suite have been installed and are currently operational at the end-user's facilities.

   Financial Services: A leading financial services firm needed to automate its post-loan closing process at one of its three U.S. service centers. Prior to the installation for the FilePower Suite, this process consisted of 155 total steps, 22 of which were manual decisions and 109 of which were paper-based, including mail, setup, audit, assignment, copying and filing. In conjunction with one of its BSPs, Optika installed and integrated the FilePower Suite with the end-user's existing legacy system in under 90 days. Following the installation of the FilePower Suite, the number of paper-based steps and the total number of steps were each reduced by over 50%, providing significant productivity improvements. The Company has also installed the FilePower Suite at the end-user's second U.S. service center and at an international service center.

   Banking: A leading U.S. financial institution sought to improve the quality of customer service provided by its Sioux Falls, South Dakota operations center, which managed the customer service operations of 40 banks, and to reduce the space required to store paper-based files such as account applications, power-of-attorney, signature cards and correspondence. In conjunction with a local BSP, the Company installed the FilePower Suite to enable customer service employees at the operations center to store and retrieve customer information formerly contained in paper-based files from their desktop computers. Following the installation of the Company's software, the average time that a bank has had to wait for information from the operations center has been reduced from an average of 3.5 minutes to under one minute; hundreds of square feet of storage space have been reduced to 40 square feet; and the end-user has been able to reduce the number of customer service employees at the operations center by approximately 30%.

   Retail: A leading retailer with over 240 membership warehouses in the United States, Canada, Mexico and the United Kingdom needed to reduce the paperwork associated with its accounts payable processing system. The end-user expected that, by 1996, in the absence of an imaging solution, accounting documents would exceed 9 million pages per year. In conjunction with one of its BSPs, the Company installed FPmulti and FPreport to provide the end-user with the ability to assemble and access proof of shipment, purchase orders and invoices on-line, resulting in cost savings in excess of $7 million over a five-year period, as well as in improved customer service through faster and more reliable access to documents.

Strategy

   Optika's objective is to be the leading worldwide supplier of high-performance client/server, integrated imaging software designed to meet the needs of paper-intensive industries. The Company's strategy includes the following key elements:

   Extend Technology Leadership. The Company intends to extend its position as a technology leader in developing and marketing open architecture, client/server, integrated imaging, COLD and workflow software products. The Company believes that Windows NT will continue to challenge UNIX as a leading imaging and workflow server operating system over the next several years and intends to maintain and extend its leadership position in developing imaging software to support Windows NT operating environments. The Company plans to introduce enhancements to its FilePower Suite and vertical market applications which are complementary technologies and products both to enhance the features and functionality of its existing products, and to add new products. The Company has developed intranet and Internet applications for its imaging, COLD and workflow technologies.

   Continue to Develop Leveraged Distribution Model. The Company intends to continue to strengthen its network of BSPs and OEMs in targeted domestic and international markets. BSPs are an integral part of the Company's distribution strategy because they are responsible for identifying potential end-users, selling the Company's products to end-users as part of a complete hardware and software solution, customizing and integrating the Company's products at the end-user's site, and supporting the end-user following the sale. The Company's strategy is to target its marketing activities toward its most productive BSPs and recruit additional BSPs in key geographical and vertical markets. OEMs also are an integral part of the Company's distribution strategy because they generally have a higher sales volume and require considerably less post-sales support than the Company's BSPs. The Company currently has OEM relationships with, among others, Lanier Worldwide, Inc. ("Lanier"), Eclypsis

(formerly Alltel Healthcare Information Services, Inc.) and Anacomp, Inc. ("Anacomp"), and is actively seeking to develop additional OEM relationships.

   Focus on Scaleable Solutions. The Company has designed its products to scale from workgroups and departments to large enterprises. The Company believes that initial end-user success with its software is an essential factor in the end-user's decision to deploy the software throughout the enterprise. The Company believes that migrating end-users from initial departmental usage to enterprise-wide deployment provides additional sales opportunities within its existing end-user installed base.

   Lower Cost of Ownership. The Company intends to continue to enable end-users to leverage their investment in their existing infrastructure of heterogeneous hardware, software and database systems through the open architecture of its software products. The Company believes that end-users, BSPs and OEMs can reduce programming costs by using Optika's application programming interface ("API") or by employing the integration methods in OLE. Because the Company's products can be initially deployed at the workgroup level, end-users can deploy a limited number of copies of Optika's software as required to meet their immediate needs, and then receive preferential pricing as they scale to a larger number of users.

   Capitalize on Healthcare Opportunity. Due to the size of the FilePower Suite's installed base in the healthcare industry, the Company formed a dedicated Healthcare Division in August 1994 to develop and market the FPhealthcare Suite as a comprehensive software solution tailored to this industry. Key elements of the Company's healthcare strategy include: completing the development of the FPhealthcare Suite; recruiting additional BSPs, OEMs and sales and marketing personnel focused on healthcare; and expanding sales of its imaging products to other healthcare organizations, including health maintenance organizations and home healthcare providers. The Company intends to develop additional applications for other vertical markets, such as retail, in the future.

Products

   The Company's core products are (i) the FilePower Suite, a suite of high-performance, client/server, integrated imaging software products that perform all five basic imaging functions, and (ii) the FPhealthcare Suite, a suite of integrated document imaging and computer report processing applications for managing medical records and business office applications. The Company's products run on a variety of open computing platforms, support standard graphical operating systems, and can be deployed across enterprises through LANs and WANs.

FilePower Suite

   In August 1995, the Company released the FilePower Suite on a single, easy-to-use CD which simplifies system installation and configuration. The FilePower Suite consists of a client domain, development tools, and a server domain. The client domain includes document image management, COLD and workflow software applications, while the server domain provides an extensive set of core imaging services. API development tools included on the CD enable third-party developers to build a variety of applications tailored to specific industries. Electronic business documents and COLD pages can be stored in folders along with document images, which are managed by the FilePower server software. The FilePower Suite allows users to view and manipulate many disparate document types without launching separate applications.

Client Domain

   FPmulti. FPmulti, the Company's image management product, provides a comprehensive solution for managing scanned images of paper documents, facsimiles and computer-generated reports, as well as data files created by common Windows-based application software. FPmulti accesses the tools necessary to capture, view, file, store, retrieve, share, print and fax documents. FPmulti utilizes industry-standard SQL databases to manage the index information for scanned documents, computer reports, and electronic files created by other office applications.

   FPreport. FPreport, the Company's COLD product, is an information solution for the capture, optical storage, management and retrieval of mainframe and minicomputer generated reports as an alternative to a paper or COM

(computer output to microfilm/fiche). FPreport captures computer data from mainframes, minicomputers and personal workstations, to be formatted, indexed, compressed and stored on optical disk. It also provides users with an interface for designing and selecting the fields that will be indexed for future retrieval needs. FPreport is able to store hundreds of thousands or millions of computer report pages on an optical disk, using compression techniques.

   PowerFlow. PowerFlow is the automated transaction processing system that provides independent workflow services, process-based and ad hoc routing, and a platform for integrating third-party applications and data into the workflow process. All management and administration for the system (for example, designing workflow process maps and producing management reports) is accomplished graphically and without programming or scripting. The resulting process definitions are used as an electronic "road map" for automatically routing documents, initiating task assignments and triggering automated processes such as printing, faxing or updating. In addition, an administration tool allows supervisory personnel to monitor and manage work processes and resources on a continuous basis.

   FPworkBooks and FPwebBooks. Optika FPworkBooks enables copies of documents stored in a FilePower application to be placed in a "container" that can be e-mailed via Lotus Notes, Microsoft Exchange, corporate e-mail systems and similar systems throughout the enterprise. FPwebBooks, the Company's first product developed for intranets and the Internet, utilizes FPworkBooks technology to allow users to collect information from an Optika system, encrypt it, and transmit it over intranets and the Internet with a high level of security.

Development Tools and Connectivity

   FilePower integration and development tools include a set of APIs and an OLE automation and control layer (collectively, "FPengine"). FPengine consists of a powerful collection of advanced functions designed to simplify the complexity of image-enabling, including optical disk management, OCR, full text indexing, high-speed image printing and faxing, and image display and manipulation. FPengine provides a comprehensive solution for integrating imaging, COLD and workflow functionality with most existing applications. FPengine can be used by third-party developers with standard development tools including Visual Basic, C/C++ and PowerBuilder and other programming environments to image-enable legacy applications and to invent custom document imaging solutions, or create value added enhancements to the core FilePower family of products by integrating other information management technologies.

Server Software Domain

   The server software included in the FilePower Suite provides a number of core image management functions. FPdisc facilitates the retrieval and storage of documents and images. The FPdisc Server acts as the system's storage for data files, documents, computer reports and images. FPdisc Server is the foundation of the Optika image and work management systems, and supports numerous high-capacity storage subsystems such as optical media and CD-ROM. FPprint and FPfax provide hard-copy replication, electronic transmission and reception of documents and images. FPenhance improves the quality of scanned images by applying complex mathematical algorithms to the image. These enhancement functions serve to improve the shape and readability of the characters on the scanned image, resulting in higher accuracy for the optical character recognition process performed by the FilePower Optical Character Recognition Server ("FPocr"). The FilePower Transaction Processing Systems ("FPtransact") are companion servers that perform batch processing of work generated by external systems. The FPtransact product line includes batch processing capabilities for FPmulti and PowerFlow, and the SQL database structures for FPmulti and PowerFlow.

FPhealthcare Suite

   The Company is currently developing the FPhealthcare Suite, an integrated patient accounting and medical records software suite designed to enable hospitals and other healthcare organizations to manage large amounts of patient related documents. The FPhealthcare Suite, which utilizes the FilePower server software and associated development tools, is designed to provide fast and efficient access to patient information from workstations located throughout the enterprise, including the point of patient care. The FPhealthcare Suite integrates and improves on the traditional paper-handling associated with patient care, and is designed to address initial patient scheduling, in-patient, out-patient or emergency department treatment, medical chart completion, billing, follow-up and remittance posting. The FPhealthcare Suite will integrate with HCIS systems to automatically establish computer-based patient records. Additionally, the FPhealthcare Suite will provide a customized medical viewer and configurable workflow processes. To date, five of the seven software modules currently comprising the FPhealthcare Suite have been developed, and the remaining two modules are under development and are currently expected to be completed by mid-1997. In addition, an eighth module will be added to the FPhealthcare Suite, and is also expected to be delivered by late 1997. The Company may add additional software modules to extend the functionality of the FPhealthcare Suite. The Company has formed an advisory council of current and potential end-users of the FPhealthcare Suite to enable it to meet industry-wide requirements. See "Business Risks--Risks Associated with the FPhealthcare Suite."

   The following are key aspects of the FPhealthcare Suite:

   MPregister. MPregister uses pen-pads and low-cost desktop scanners at the registration desks to reduce or eliminate the creation of paper at the time of patient registration. Patients review, complete and electronically sign various forms which are then automatically placed in the patient's electronic folder.

   MPviewer. MPviewer is the fundamental interactive viewing tool for medical charts, folders and records in the business office. It is used throughout the FPhealthcare Suite and displays scanned documents, medical images, formatted pages from downloaded computer reports, and most word processing, spreadsheet and other personal computer-type files. MPviewer features folder-style tabs to access documents within sections of a chart or billing folder, and can be personalized for individual users.

   MPchart. MPchart combines sophisticated rule-based workflow with a simple graphical interface for chart completion and enables doctors or other authorized personnel to electronically sign individual documents. MPchart supports assignment and re-analysis of deficiencies and interfaces with the hospital's existing third-party deficiency tracking software, to form a secure, comprehensive and versatile completion system.

   MPbridge. MPbridge uses the healthcare industry's "HL-7" communication standard to interface with the hospital's admission, discharge and transfer system for automatic folder creation/maintenance, as well as automatic retrieval of documents from prior visits into high speed magnetic disk cache.

   MPindex. MPindex is a configurable, extensible workflow system for scanning, auto-indexing and filing all types of medical records, financial documents and correspondence. It combines technologies such as image enhancement, bar-code recognition, OCR and mark sense with a streamlined user interface for document quality control, exception handling and re-scanning.

   MPacquire. MPacquire, which is currently under development, is a family of servers that capture, process and import documents created by other data processing systems within the hospital. Transcriptions, lab reports, bills and other documents can be filed electronically without the need for scanning paper.

   MPremit. MPremit, which is currently under development, is an automated system for the scanning and processing of bulk remittances. MPremit applies business rules based on the hospital and the specific payor to calculate payment and adjustment amounts, and posts these transactions to the hospital's financial system.

Sales and Marketing

Sales

   Optika employs a two-tiered leveraged sales model consisting of a worldwide network of approximately 212 BSPs and eight OEMs. Optika also has a Major Accounts team which supports its BSPs. Sales from BSPs and OEMs accounted for 89% and 11%, respectively, of the Company's revenues for the years ended December 31, 1996 and December 31, 1995. (See "Business Risks--Reliance on Indirect Distribution Channels; Potential for Channel Conflict.")

   Business Solutions Partners. Business Solutions Partners or BSPs are VARs responsible for identifying potential end-users, selling the Company's products to the end-users as part of a complete hardware and software solution, customizing and integrating the Company's products at the end-users sites, and providing support and maintenance to the end-users following the sale. The Company's BSPs currently include large organizations selling a wide variety of products, smaller organizations focused on imaging, application-oriented organizations, and geographically-focused organizations. The Company establishes relationships with BSPs through written agreements which establish a price at which the BSP is eligible to purchase the Company's software for resale to end-users, the maintenance fee revenues which must be remitted back to the Company, and other material terms and conditions. Such agreements generally do not grant exclusivity to the BSPs, do not prevent the BSPs from carrying competing product lines and do not require the BSPs to sell any particular dollar amount of the Company's software, although the contracts may be terminated at the election of the Company if specified sales targets and end-user satisfaction goals are not attained. Actual sales contracts are between the BSPs and the end-users, although the end-user directly licenses the software from the Company through acceptance of a standard shrink-wrapped license agreement. The BSPs remit the proceeds of software sales and maintenance fees directly to the Company following the sale to the end-user. The Company supports its BSPs through dedicated personnel at its headquarters in Colorado Springs and a network of eleven field offices. Services range from joint marketing efforts to assistance with pricing and proposals to technical product support.

   The Company's strategy is to target its marketing activities toward its most productive BSPs and to recruit additional BSPs in key geographical and vertical markets. The Company's "Eye on Partnership" and "Affiliate Company" programs are crucial elements of this strategy. The Eye on Partnership program is designed to promote long-term relationships between the Company and its BSPs by awarding silver, gold and platinum status to BSPs, based on their sales, training and customer service achievements. This program includes extended support and free training, as well as marketing assistance with seminars, programs and co-op marketing funds. The Affiliate Company program is designed to create a partnership between the Company and its most productive BSPs, and to provide additional incentives to encourage them to promote the Company's products. Affiliate Companies agree not to carry competing products and receive territorial rights (although not exclusivity), concentrated marketing efforts from the Company, and additional support from the Company's Major Accounts team.

   OEMs. The Company has also established relationships with eight OEMs who resell the Company's software under their names to their end-user customers as part of their own imaging software solution. Unlike the Company's BSP relationships, the OEMs actively compete with the Company and its BSPs. The Company's current OEM relationships include Lanier (imaging and COLD), Eclypsis (healthcare) and Anacomp (COLD). Optika's OEM agreements establish a price at which the OEM is eligible to purchase the Company's software for resale to its customers, and the maintenance fees received by the OEM to be remitted back to Optika. OEMs generally have a higher sales volume and require considerably less post-sale support than the Company's BSPs. The Company's strategy is to continue to recruit OEMs in key vertical markets such as healthcare and financial services.

   Major Accounts. The Company's Major Accounts team focuses on developing relationships with large corporate end-users with multiple geographic locations. The Major Accounts team initiates contact directly with the end-user, but relies heavily on the Company's BSPs to provide installation and integration services at the end-user's site and provide end-user support and maintenance following sales. For sales originated by the Major Accounts team, the end-user enters into a contract directly with the Company, and the Company sub-contracts and coordinates installation and support activities with the BSPs.

International Sales

   The Company believes that a significant opportunity exists to increase international sales of its integrated imaging software products. For the years ended December 31, 1995 and 1996, Optika generated approximately 15% and 29%, respectively, of its total revenues from international sales. The Company currently maintains an office in London to support its 29 European BSPs, and offices in Singapore, Hong Kong, Malaysia and Australia to support its 26 Asian BSPs. The Company is actively seeking to expand and strengthen its network of foreign BSPs, particularly in Japan and Latin America. The Company is also recruiting BSPs in Canada, continental Europe and Latin America. See "Business Risks--International Operations."

Marketing

   In support of its sales efforts, the Company conducts sales training courses, and targeted marketing programs that include direct mail, channel marketing, promotions, seminars, trade shows, telemarketing and ongoing customer and third-party communication programs. The Company also seeks to stimulate interest in its products through its public relations program, speaking engagements, white papers, technical notes and through programs targeted at educating consultants on the Company's capabilities. As part of its public relations program, Optika has deployed a multimedia CD-ROM. This CD contains product demonstrations, Company highlights, marketing materials and video clips of customer testimonials. Optika's marketing CD is used as a fulfillment piece for direct mail and seminars, as well as an educational tool for industry analysts. Optika is also entering into, or expanding corporate relationships with major technology, database, application and hardware companies, such as Microsoft; Cornerstone Imaging, Inc.; Kofax Image Products, Inc.; and PC DOCS Group International, Inc. to improve the Company's position in the market.

Customers

   The Company's direct customers are its BSPs and OEMs, which purchase and resell its products to its indirect customers, the end-users. As of December 31, 1996, the Company had licensed approximately 37,000 seats to its end-users worldwide. No BSP, OEM or end-user accounted for more than 10% of the Company's total revenues for the year ended December 31, 1996. Set forth below is a partial list of end-users who have generated revenues for the Company since January 1, 1996 and have acquired licenses for a minimum of five users. The Company believes that these end-users are currently using the Company's products and are representative of the Company's overall end-user base.

Healthcare                    Government
----------                    ----------
Geisinger Clinic              Washington State Patrol
Emanuel Medical Center        Mississippi Public Employees Retirement System
Alexian Brothers Hospital     State of Washington-Office of Financial Management
                              Colorado Department of Human Services
Financial & Banking
-------------------           Manufacturing
The CIT Group                 -------------
Bank of Nova Scotia - NY      Navistar
First Chicago National Bank   Boart Longyear
Nations Bank H.K.             Michelin
Siemens Credit Corporation    Starcraft
Equifax
                              Retail
Insurance                     ------
---------                     J. Crew
Colorado Farm Bureau          Speigel
Colonial Penn Life Insurance  Payless Cashways
Vela Insurance Services       Western Auto

Communications                Transportation
--------------                --------------
Ackerley Communications       Fritz Companies
Telephone Express             DHL
Telecomunicacaoes de SP -
 Brazil                       Utilities
Unique Air Ltd.               ---------
                              Intermountain Rural Electric Association
Education                     Hong Kong Gas
---------                     Orlando Utilities Commission
University of Colorado        Louisville Gas & Electric Company
University of Nebraska

Florida Community College
 at Jacksonville
Washington University
John Marshall Law School

Service and Support

   The Company believes that a high level of service and support is critical to the Company's performance. The Company provides technical support, maintenance, training and consulting to its BSPs, which are in turn primarily responsible for providing technical support services directly to the end-users. The Company also provides such support directly to its end-users on an as-needed basis. These services are designed to increase end-user satisfaction, provide feedback to the Company as to end-users' demands and requirements, and generate recurring revenue. The Company plans to continue to expand its services and support programs as the depth and breadth of the products offered by the Company increases.

BSP Support

   The Company maintains pre-sales technical support personnel that work directly with the BSPs to provide technical responses to sales inquiries. The Company offers educational and training programs, as well as customized consulting services, to its BSPs. Fees for training and consulting services are generally charged on a per diem basis. The Company also provides product information bulletins on an ongoing basis, including bulletins posted through its Internet web site, its Lotus Notes database, and through periodic informational updates about the products installed. These bulletins generally answer commonly asked questions and provide information about new product features.

Technical Support and Software Maintenance

   The Company, in conjunction with its BSPs, offers end-users a software maintenance program. The maintenance program includes software updates provided by the Company to the end-user, and technical support provided by the BSP. Telephone consultation is provided by the Company to the BSP to respond to end-user technical questions that the BSP is unable to answer. A BSP typically charges the end-user a fee for maintenance and support of the entire imaging systems, including software and hardware. In turn, the Company, on an annual basis, charges the BSP a fee of between 8% and 12% of the then-current list prices of the licensed software.

Warranty

   The Company generally includes a 90-day limited warranty with the software license. During the warranty period, the end-user is entitled to free product upgrades and corrections for documented program errors, and the BSP is entitled to free telephone consultation. The services and upgrades provided during the warranty period may be extended by the end-user if they enter into the software maintenance program.

Research and Development

   The Company has committed, and expects to continue to commit, substantial resources to research and development. Optika's research and development organization is organized along the product team concept. Each product team has an engineering team leader, a product manager, development engineers and quality assurance engineers. The team is entirely responsible for the design, implementation and quality of its products. Additionally, Optika has employed a "product author" concept, under which individual contributors, or small teams, develop products from conception to market introduction, with limited corporate interference. Product authors are responsible for end-user satisfaction with the products, and are compensated based on a percentage of the revenues generated by the product. Product authorship encourages innovation, faster time to market, higher quality and long-term employment relationships between the Company and its most valued engineers. Product development efforts are directed at increasing product functionality, improving product performance, and expanding the capabilities of the products to interoperate with third-party software and hardware. In particular, the Company is devoting substantial development resources to develop additional functionality for its products, and the capability to support additional platforms, databases, graphical user interfaces, toolsets and emerging technologies. The Company believes that the modular architecture of its software products will provide the foundation for future enhancements to the Company's integrated imaging solution.

   Areas of future development currently being pursued by the Company include completing the development of two software modules of the FPhealthcare Suite, and further enhancing the FilePower Suite. The Company continues to identify and prioritize various technologies for potential future product offerings. The Company may develop these products internally or enter into arrangements to license or acquire products or technologies from third parties. As of December 31, 1996, the Company's research and development organization consisted of 43 full-time employees in Colorado Springs, Colorado, and nine employees in Marlboro, Massachusetts. During 1996, research and development expenses were $4.6 million. As of December 31, 1996, the Company had expensed all of its software development costs as incurred. (See "Business Risks--Rapid Technological Change; Dependence on New Product Development.")

Competition

   The market for the Company's products is intensely competitive and can be significantly affected by new product introductions and other market activities of industry participants. The Company believes that the principal competitive factors affecting its market include product features such as adaptability, scalability, ability to integrate with third-party products, functionality, ease of use, product reputation, quality, performance, price, customer service and support, effectiveness of sales and marketing efforts, and company reputation. Although the Company believes that it currently competes favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors. The Company's principal direct competitors for its various product lines include BancTec, Inc., FileNet Corporation, International Business Machines Corporation, Unisys Corporation, Mosaix, Inc. (formerly Viewstar Corporation) and Eastman Kodak Company. The Company also competes with industry-specific application vendors such as IMNET Systems, Inc. and LanVision Systems, Inc. Numerous other software vendors also compete in each product area. Potential competitors include, without limitation, providers of document management software products, providers of document archiving products, and RDBMS vendors. Many of the Company's current and potential competitors have longer operating histories, significantly greater resources and name recognition, and a larger installed base of customers than the Company. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than can the Company. The Company also faces indirect competition from VARs, OEMs, distributors and system integrators. The Company relies on a number of these resellers for implementation and other customer support services, as well as recommendations of its products during the evaluation stage of the purchase process. Although the Company seeks to maintain close relationships with these resellers, many of these third parties have similar, and often more established, relationships with the Company's principal competitors. If the Company is unable to develop and retain effective, long-term relationships with these resellers, the Company's competitive position would be materially adversely affected. Further, there can be no assurance that these third parties, many of which have significantly greater resources than the Company, will not market software products in competition with the Company in the future or will not otherwise reduce or discontinue their relationships with or support of the Company and its products. (See "Business Risks--Intense Competition.")

Proprietary Rights

   The Company relies on a combination of trade secret, copyright and trademark laws, software licenses and nondisclosure agreements, to establish and protect its proprietary rights in its products. The Company enters into confidentiality and/or license agreements with all of its employees and distributors, as well as with its customers and potential customers seeking proprietary information, and limits access to and distribution of, its software, documentation and other proprietary information. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. The Company has certain registered and other trademarks. The Company believes that its products, trademarks and other proprietary rights do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future. (See "Business Risks--Dependence on Proprietary Technologies; Risk of Infringement.")

Employees

   At December 31, 1996, the Company had 142 full-time employees in 12 cities. Of these employees, 52 were involved in research and development, 48 in sales and marketing, 27 in technical support and training, and 15 in administration and finance. No employees are covered by any collective bargaining agreements. The Company believes that its relationship with its employees is good.

Executive Officers

   The Company's executive officers and key employees, and their ages as of March 10, 1997, are:

  Name                       Age  Position
  ----                       ---  ----------------------------------------------
  Mark K. Ruport............  44  President, Chief Executive Officer and
                                  Chairman of the Board of Directors
  Steven M. Johnson.........  35  Vice President-Finance and Administration,
                                  Chief Financial Officer and Secretary
  Marc R. Fey...............  41  Senior Vice President-Engineering and
                                  Customer Support Services
  David J. Mansen...........  42  Vice President-Marketing
  Mark A. Schenecker........  36  Vice President-Research and Development
  Michael J. Cataldo........  35  Vice President-Sales & Marketing Healthcare
                                  Division
  Paul Carter...............  42  Co-Founder and Director
  Malcolm D. Thomson........  35  Co-Founder and Director

   Mark K. Ruport has been President and Chief Executive Officer and a Director of the Company since February 1995. He has served as Chairman of the Board of Directors since May 1996. From June 1990 to July 1994, Mr. Ruport was President and Chief Operating Officer, and most recently Chief Executive Officer, of Interleaf, Inc., a publicly-held software and services company that develops and markets document management, distribution and related software. From July 1994 to February 1995, Mr. Ruport pursued personal interests. From 1989 to 1990, Mr. Ruport was Senior Vice President of Worldwide Sales of Informix Software, where he had responsibility for direct and indirect sales and OEMs. From 1985 to 1989, Mr. Ruport was Vice President of North American Operations for Cullinet Software, where he oversaw North American sales, customer support and systems integration.

   Steven M. Johnson has served as Vice President--Finance and Administration and Chief Financial Officer of the Company since September 1992, and as its Secretary since May 1996. He also served as interim Chief Executive Officer of the Company from October 1994 to February 1995. Prior to joining the Company, from February 1988 to September 1992, Mr. Johnson was Vice President, Finance, and Chief Financial Officer, of Insurance Auto Auctions, Inc., a publicly held company. From June 1987 to February 1988, Mr. Johnson served as Controller and Director of Finance for HOH Water Technology Corporation; and prior to 1987, he was a senior accountant with KPMG Peat Marwick.

   Marc R. Fey has served as the Company's Senior Vice President--Engineering and Customer Support Services since February 1996. Mr. Fey previously held the position of Vice President--Development from July 1994 to February 1996. Prior to joining the Company, from September 1991 to June 1994, Mr. Fey was President of The Fey Company, which provided consulting services for software companies and venture investors on technology, acquisitions, strategic planning and general operations. Mr. Fey co-founded XA Systems Corporation, where from 1982 to 1991 he served in various capacities, including President, and most recently, Chairman and Chief Technology Officer. Prior to 1982, Mr. Fey was a manager with Andersen Consulting.

   Michael J. Cataldo has served as Vice President--Sales and Marketing for the Company's Health Care Division since October 1996. From July 1996 through September 1996, Mr. Cataldo was a consultant for Software Technologies Corporation and TradeWave Corporation. From July 1994 to June 1996, Mr. Cataldo was employed by Software Technologies Corporation and held positions as Vice President of World Wide Marketing and Vice President of Sales and Marketing for North America. From 1988 to 1994, Mr. Cataldo was employed by HBO & Company where he held positions as Business Unit Manager, Business Planner and Area Manager. From 1986 to

1988, he was a Marketing Representative with Shared Medical Systems; and from 1984 to 1986, he progressed to District Sales Manager with Cable & Wireless Co. in Vienna, Virginia.

   David J. Mansen has served as Vice President--Marketing for the Company since October 1995. From July 1991 to October 1995, Mr. Mansen was employed by Recognition International, Inc., a provider of image processing systems, most recently as Vice President of Marketing. From 1986 to 1991, Mr. Mansen was a principal in a technology investment management firm; and from 1978 to 1985, he held marketing positions at Datapoint Corporation.

   Mark A. Schenecker has served as the Company's Vice President--Research and Development since February 1996. Mr. Schenecker held the position of Director of Product Management from August 1995 to January 1996, and Product Manager from March 1994 to July 1995. Prior to joining the Company, Mr. Schenecker was employed by Lanier Worldwide, Inc., where he held positions in systems analysis and was responsible for advanced digital imaging and copier technology.

   Paul Carter is a co-founder of the Company and has served as a Director since its inception. Since July 1994, he has served as Chief Product Architect, and he served as the Company's Secretary from 1988 to May 1996. From July 1990 to June 1994, Mr. Carter was Director of Research and Development of the Company, and from January 1988 to June 1990 he was its Vice President--Research and Development. Prior to co-founding the Company, Mr. Carter was a design specialist for Ashton-Tate in California.

   Malcolm D. Thomson is a co-founder of the Company and has served as a Director since its inception. Since January 1996, he has served as Vice President--Internet and Interconnectivity of the Company. From July 1994 through December 1995, he served as Vice President--New Business Development; from February 1993 through June 1994, he served as Vice President--Development; from August 1992 through January 1993, he served as Vice President--Sales; from July 1990 through July 1992, he served as Director of Systems Integration; and from the inception of the Company through June 1990, he served as President. Prior to co-founding the Company, Mr. Thomson was an engineer with Ashton-Tate in the United Kingdom and in California.

                                 BUSINESS RISKS

   IN EVALUATING THE COMPANY'S BUSINESS, READERS SHOULD CAREFULLY CONSIDER THE BUSINESS RISKS DISCUSSED IN THIS SECTION, IN ADDITION TO THE OTHER INFORMATION PRESENTED IN THIS ANNUAL REPORT ON FORM 10-K.

   History of Losses: Accumulated Deficit: Future Results of Operations Uncertain. The Company was founded in January 1988 and did not ship an integrated version of the FilePower Suite until the third quarter of 1995.
Since its inception, the Company has incurred substantial costs to develop and improve its software products; to establish sales, marketing and distribution channels; and to recruit and train its employees. As a consequence, the Company has incurred net losses in three of its past six fiscal years. In addition, the Company experienced virtually no revenue growth between 1993 and 1995. As of December 31, 1996, the Company had an accumulated deficit of approximately $859,000. There can be no assurance that the Company will achieve revenue growth or will be profitable on a quarterly or annual basis.

   Dependence on Windows NT. The Company is largely dependent on the development and growth in the market for Windows NT operating systems and the migration of imaging and workflow server software to such operating systems. There can be no assurance that this market will grow or that the Company will be able to respond effectively to the evolving requirements of this market. UNIX-based operating systems currently account for most client/server-based production imaging operating systems, and the Company's software interoperates with UNIX-based operating systems to only a very limited extent. There can be no assurance that UNIX will not continue to be the dominant operating platform in the future or that the introduction of other operating systems will not adversely affect the deployment of Windows NT. The failure of Windows NT operating systems to achieve market acceptance over the next several years would have a material adverse effect on the Company's business, results of operations, and financial condition. In addition, certain performance characteristics of the Company's products are currently limited by the Windows NT architecture, including the ability to be deployed throughout the largest enterprises.

   Significant Fluctuations in Operating Results. The Company's sales and other operating results have varied significantly in the past and will vary significantly in the future as a result of factors such as: the size and timing of significant orders and their fulfillment; demand for the Company's products; changes in pricing policies by the Company or its competitors; the number, timing and significance of product enhancements and new product announcements by the Company and its competitors; changes in the level of operating expenses; customer order deferrals in anticipation of new products or otherwise; foreign currency exchange rates; warranty and customer support expenses; changes in its end-users' financial condition and budgetary processes; changes in the Company's sales, marketing and distribution channels; delays or deferrals of customer implementation; product life cycles; software bugs and other product quality problems; discounts; the cancellation of licenses during the warranty period or nonrenewal of maintenance agreements; customization and integration problems with the end-user's legacy system; changes in the Company's strategy; the level of international expansion; and seasonal trends. A significant portion of the Company's revenues has been, and the Company believes will continue to be, derived from a limited number of orders, and the timing of such orders and their fulfillment have caused, and are expected to continue to cause, material fluctuations in the Company's operating results. Revenues are also difficult to forecast because the markets for the Company's products are rapidly evolving, and the sales cycle of the Company and of its BSPs and OEMs, from initial evaluation to purchase, is lengthy and varies substantially from end-user to end-user. To achieve its quarterly revenue objectives, the Company depends upon obtaining orders in any given quarter for shipment in that quarter. Product orders are typically shipped shortly after receipt; consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's revenues. Furthermore, the Company has often recognized most of its revenues in the last month, or even in the last weeks or days, of a quarter. Accordingly, a delay in shipment near the end of a particular quarter may cause revenues in a particular quarter to fall significantly below the Company's expectations and may materially adversely affect the Company's operating results for such quarter. Conversely, to the extent that significant revenues occur earlier than expected, operating results for subsequent quarters may fail to keep pace with results of previous quarters or even decline. The Company also has recorded generally lower sales in the first quarter than in the immediately preceding quarter, as a result of, among other factors, end-users' purchasing and budgeting practices and the Company's sales commission practices, and the Company expects this pattern to continue in future years. To the extent that future international operations constitute a higher percentage of total revenues, the Company anticipates that it may also experience relatively weaker demand in the third quarter as a result of reduced sales in Europe during the summer months. A significant portion of the Company's expenses are relatively fixed in the short term. Accordingly, if revenue levels fall below expectations, operating results are likely to be disproportionately and adversely affected. As a result of these and other factors, the Company believes that its quarterly operating results will vary in the future, and that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Furthermore, due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

   Risks Associated with the FPhealthcare Suite. The Company's future performance will depend in significant part upon its ability to complete the development of, and achieve commercial acceptance for, the FPhealthcare Suite, the Company's first software product tailored for an industry-specific application. The FPhealthcare Suite is being developed in response to an order by St. Elizabeth Medical Center ("SEMC"), and only a limited number of end-users have purchased any of the software modules contained in this suite. To date, five of the seven software modules currently comprising the FPhealthcare Suite have been developed, and the remaining two modules are under development and are currently expected to be completed in mid-1997 by the end of 1996. In addition, an eighth module will be added to the FPhealthcare Suite and is expected to be delivered to SEMC by late 1997. However, there can be no assurances that any such modules can be completed in such time frame. Delays in the completion of the remaining modules could occur due to a variety of factors such as turnover among software engineers, software bugs or other product quality problems. The Company may add additional software modules to extend the functionality of the FPhealthcare Suite. Three of the developed modules have been installed at SEMC's site. If the Company fails to complete the FPhealthcare Suite to SEMC's satisfaction in a timely manner, the Company's ability to market its products to other prospective end-users in the healthcare industry would be materially impaired and the Company's business, results of operations and financial condition would be materially and adversely affected. The FPhealthcare Suite has not achieved widespread customer acceptance; this acceptance will depend, in part, on the Company's ability to complete and market this software successfully. The failure of the Company to develop its distribution channel to include healthcare sales expertise in a timely manner will negatively impact its ability to gain broad acceptance in the healthcare market.

   Reliance on Indirect Distribution Channels; Potential for Channel Conflict. The Company's future results of operations will depend on the success of its marketing and distribution strategy, which relies, to a significant degree, upon BSPs and OEMs to sell and install the Company's software, and provide post-sales support. In 1996, the Company's top 53 BSPs/OEMs accounted for approximately 80% of its revenues, and substantially all of the Company's total revenues were derived from sales by BSPs and OEMs. These relationships are usually established through formal agreements that generally do not grant exclusivity, do not prevent the distributor from carrying competing product lines and do not require the distributor to purchase any minimum dollar amount of the Company's software. There can be no assurance that any BSPs will continue to represent the Company or sell its products. Furthermore, there can be no assurance that other BSPs, some of which have significantly greater financial marketing and other resources than the Company, will not develop or market software products which compete with the Company's products or will not otherwise discontinue their relationship with, or support of, the Company. Some of the Company's BSPs are small companies that have limited financial and other resources which could impair their ability to pay the Company. To date, the Company's inability to receive payments from such BSPs has not had a material adverse effect on the Company's business, results of operations or financial condition. The Company's OEMs currently compete with the Company and its BSPs. Selling through indirect channels may also hinder the Company's ability to forecast sales accurately, evaluate customer satisfaction, provide quality service and support or recognize emerging customer requirements. The Company's strategy of marketing its products indirectly through BSPs and OEMs may result in distribution channel conflicts. To the extent that different BSPs and OEMs target the same customers, they may come into conflict with each other. Although the Company has attempted to allocate certain territories for its products among its distribution channels in a manner to avoid potential conflicts, there can be no assurance that channel conflict will not materially and adversely affect its relationship with existing BSPs and OEMs, or adversely affect its ability to attract new BSPs and OEMs.
The loss by the Company of a number of its more significant BSPs or OEMs; the inability of the Company to obtain qualified new BSPs or OEMs, or to obtain access to the channels of distribution offering software products to the Company's targeted markets; or the failure of BSPs or OEMs to pay the Company for its software; could have a material adverse effect on the Company's business, results of operations, or financial condition.

   Rapid Technological Change: Dependence on New Product Development. The market for imaging software is characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements, and emerging industry standards. The Company's future performance will depend in significant part upon its ability to respond effectively to these developments. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete, unmarketable or noncompetitive. For example, new technologies based on the Internet, such as Java, could alter generally accepted conventions for document creation, distribution and management. However, the use of Internet protocols for imaging applications is presently in the developmental stage, and the Company is unable to predict the future impact of such protocols on the Company's products. Moreover, the life cycles of the Company's products are difficult to estimate. The Company's future performance will depend in significant part upon its ability to enhance current products, and to develop and introduce new products that respond to evolving customer requirements. The Company has in the recent past experienced delays in the development and commencement of commercial shipments of new products and enhancements, resulting in customer frustration and delay or loss of revenues. The inability of the Company, for technological or other reasons, to develop and introduce new products or enhancements in a timely manner in response to changing customer requirements, technological change or emerging industry standards, or maintain compatibility with heterogeneous computing environments, would have a material adverse effect on the Company's business, results of operations and financial condition.

   Product Concentration; Dependence on Emerging Market for Integrated Imaging Systems. To date, substantially all of the Company's revenues have been attributable to sales of the FilePower Suite and individual software modules which comprise the FilePower Suite and the FPhealthcare Suite. The Company currently expects the FilePower and the FPhealthcare Suite to account for substantially all of its future revenues. As a result, factors adversely affecting the pricing of, or demand for, such products, such as competition or technological change, could have a material adverse effect on the Company's business, results of operations, and financial condition. The Company's future financial performance will depend in general on growth in the relatively small and emerging market for imaging software products, and in particular on the successful development, introduction and customer acceptance of new and enhanced versions of its existing software products such as the FilePower Suite, along with the successful development, marketing and market acceptance of new industry-specific products such as the FPhealthcare Suite. There can be no assurance that such market will grow or that the Company will be successful in developing and marketing these or any other products, or that any of these products will achieve widespread customer acceptance. If the document imaging software market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, results of operations, and financial condition would be materially and adversely affected.

   Lengthy and Complex Sales and Implementation Cycles; Dependence on Capital Spending. The license of the Company's software products is typically an executive-level decision by prospective end-users, and generally requires for the Company and its BSPs and OEMs to engage in a lengthy and complex sales cycle (typically between six and twelve months from the initial contact date). In addition, the implementation by customers of the imaging products offered by the Company may involve a significant commitment of resources by such customers over an extended period of time. For these and other reasons, the sales and customer implementation cycles are subject to a number of significant delays over which the Company has little or no control. The Company's future performance also depends upon the capital expenditure budgets of its customers and the demand by such customers for the Company's products. Certain industries to which the Company sells its products, such as the financial services industry, are highly cyclical. The Company's operations may in the future be subject to substantial period-to-period fluctuations as a consequence of such industry patterns, domestic and foreign economic and other conditions, and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect on the Company's business, results of operations, and financial condition.

   Intense Competition. The market for the Company's products is intensely competitive and can be significantly affected by new product introductions and other market activities of industry participants. The Company's competitors offer a variety of products and services to address the emerging market for imaging software solutions. The Company's principal direct competitors include BancTec, Inc., FileNet Corporation, International Business Machines Corporation, Unisys Corporation, Mosaix, Inc. (formerly Viewstar Corporation) and Eastman Kodak Company. The Company also competes with industry-specific application vendors such as IMNET Systems, Inc. and LanVision Systems, Inc. Numerous other software vendors also compete in each product area. Potential competitors include providers of document management software, providers of document archiving products and relational database management systems vendors. The Company also faces competition from VARs, OEMs, distributors and systems integrators, some of which are BSPs or OEMs for the Company.

   Many of the Company's current and potential competitors are substantially larger than the Company, have significantly greater financial, technical and marketing resources, and have established more extensive channels of distribution. As a result, such competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. Because the Company's products are designed to operate in non-proprietary computing environments and because of low barriers to entry in the imaging software market, the Company expects additional competition from established and emerging companies, as the market for integrated imaging products continues to evolve. The Company expects its competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide added functionality and other features. Successful new product introductions or enhancements by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's products and services, result in continued intense price competition, or make the Company's products and services or technologies obsolete or noncompetitive. To be competitive, the

Company will be required to continue to invest significant resources in research and development, and in sales and marketing. There can be no assurance that the Company will have sufficient resources to make such investments or that the Company will be able to make the technological advances necessary to be competitive. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties, to increase the ability of their products to address the needs of the Company's prospective customers. In addition, several competitors have recently made, or attempted to make, acquisitions to enter the market or increase their market presence. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors, or that competitive pressures will not have a material adverse effect on the Company's business, results of operations, and financial condition.

   Risks Associated with Acquisitions. Optika has consummated several recent acquisitions, including the acquisitions of TEAMWorks Technologies, Inc. ("TEAMWorks") in 1994 (the "TEAMWorks Acquisition"); and IPRS Asia (S) Pte Ltd., a Singapore company ("IPRS"), and Intuit Development Limited, a Hong Kong company ("Intuit"), in 1995 (the "IPRS/Intuit Acquisition") (collectively, the "Acquisitions"); and continues to evaluate potential acquisitions of businesses, products and technologies. In 1995, the Company terminated all of the operations of TEAMWorks due to the failure of the TEAMWorks products to achieve market acceptance and the Company's lack of experience in selling such products. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, potentially dilutive issuances of equity securities, accounting charges, debt assumptions, operating companies in different geographic locations with different cultures, the potential loss of key employees of the acquired company, the diversion of management's attention from other business concerns and the risks of entering markets in which the Company has no or limited direct prior experience. There can be no assurance that suitable acquisition candidates will be identified, that any acquisitions can be consummated or that any acquired businesses or products can be successfully integrated into the Company's operations. In addition, there can be no assurance that the Acquisitions or any future acquisitions will not have a material adverse effect upon the Company's business, results of operations or financial condition, particularly in the quarters immediately following the consummation of such transactions, due to operational disruptions, severance expenses, unexpected expenses and accounting charges which may be associated with the integration of such acquisitions.

   Management Changes; No Assurance of Successful Expansion of Operations. Most of the Company's senior management team have joined the Company within the last two years. There can be no assurance that these individuals will be able to achieve and manage growth, if any, or build an infrastructure necessary to operate the Company. The Company's ability to compete effectively and to manage any future growth will require that the Company continue to assimilate new personnel and to expand, train and manage its work force. The Company intends to continue to increase the scale of its operations significantly to support anticipated increases in revenues, and to address critical infrastructure and other requirements. These increases have included and will include the leasing of new space, the opening of additional foreign offices, the Acquisitions and other potential acquisitions, significant increases in research and development to support product development, and the hiring of additional personnel in sales and marketing. The increased scale of operations has resulted in significantly higher operating expenses, which are expected to continue to increase significantly in the future. If the Company's revenues do not correspondingly increase, the Company's results of operations would be materially and adversely affected. Expansion of the Company's operations has caused, and is continuing to impose, a significant strain on the Company's management, financial and other resources. The Company's ability to manage its recent, and any future, growth (should it occur) will depend upon a significant expansion of its internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business, could have a material adverse effect on the Company's business, financial condition, and results of operations. In this regard, any significant revenue growth will be dependent in significant part upon the Company's expansion of its marketing, sales and BSP support capabilities. This expansion will continue to require significant expenditures to build the necessary infrastructure. There can be no assurance that the

Company's efforts to expand its marketing, sales and customer support efforts will be successful or will result in additional revenues or profitability in any future period.

   Dependence on Key Personnel. The Company's future performance depends to a significant degree upon the continuing contributions of its key management, sales, marketing, customer support, and product development personnel. The Company has at times experienced, and continues to experience, difficulty in recruiting qualified personnel, particularly in software development and customer support. The Company believes that there may be only a limited number of persons with the requisite skills to serve in those positions, and that it may become increasingly difficult to hire such persons. Competitors and others have in the past, and may in the future, attempt to recruit the Company's employees. The loss of key management or technical personnel, or the failure to attract and retain key personnel, could have a material adverse effect on the Company's business, results of operations, and financial condition.

   Dependence on Proprietary Technologies; Risk of Infringement. The Company's performance depends in part on its ability to protect its proprietary rights to the technologies used in its principal products. The Company relies on a combination of copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect its proprietary rights, which are measures that afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products, or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate, or that competitors will not independently develop similar technologies. The Company is not aware that it is infringing any proprietary rights of third parties. In August 1994, a third party notified the Company that it believes that one of the Company's products is infringing a patent held by such third party. The Company subsequently notified such third party that it does not believe that such product infringed such patent. Neither party has communicated with the other since January 1995. If the third party should file suit against the Company, and should it be determined that its patent is valid and infringed by the Company's product, the Company may redesign the allegedly infringing product or seek to obtain a license from such third party. Any redesign may be costly and time consuming, may not avoid litigation, and would materially and adversely affect the Company's business, results of operations, and financial condition. If it becomes necessary to seek a license from such third party, there can be no assurance that the Company will be able to obtain such a license on acceptable terms. Moreover, there can be no assurance that additional third parties will not claim infringement by the Company's products of their intellectual property rights. The Company expects that software product developers will increasingly be subject to infringement claims if the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, and regardless of the outcome of any litigation, will be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays, or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all. In the event of a successful claim of infringement against the Company's products and the failure or inability of the Company to license the infringed or similar technology, the Company's business, results of operations, and financial condition would be materially and adversely affected.

   The Company also licenses software from third parties, software which is incorporated into its products, including software incorporated into its viewer, image decompression software and optical character recognition, and full-text engines. These licenses expire from time to time. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms. While the Company believes that all of such third-party software is available from alternate vendors, and the Company maintains standard software escrow agreements with each of such parties, agreements which provide the Company with access to the source code in the event of their bankruptcy or insolvency, the loss of, or inability to maintain, any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated, which in turn could materially and adversely affect the Company's business, results of operations, and financial condition. In addition, the Company generally does not have access to source code for the software supplied by these third parties. Certain of these third parties are small companies that do not have extensive financial and technical resources. If any of these relationships were terminated or if any of these third parties were to cease doing business, the Company may be forced to expend significant time and development resources to replace the licensed software. Such an event would have a material adverse effect upon the Company's business, results of operations, and financial condition. The Company has entered into source code escrow agreements with a limited number of its customers and resellers, requiring release of source code in certain circumstances. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business, or if the Company fails to provide timely responses to identified product defects.

   International Operations. Sales outside the United States accounted for approximately 15% and 29% of the Company's revenues in 1995 and 1996, respectively. An important element of the Company's strategy is to expand its international operations, including the development of certain third-party distributor relationships and the hiring of additional sales representatives, each of which involves a significant investment of time and resources. There can be no assurance that the Company will be successful in expanding its international operations. In addition, the Company has only limited experience in developing localized versions of its products and marketing and distributing its products internationally. There can be no assurance that the Company will be able to successfully localize, market, sell and deliver its products internationally. The inability of the Company to successfully expand its international operations in a timely manner could materially and adversely affect the Company's business, results of operations, and financial condition. The Company's international revenues may be denominated in foreign or United States currency. The Company does not currently engage in foreign currency hedging transactions; as a result, a decrease in the value of foreign currencies relative to the United States dollar could result in losses from transactions denominated in foreign currencies, could make the Company's software less price-competitive, and could have a material adverse effect upon the Company's business, results of operations, and financial condition. In addition, the Company's international business is, and will continue to be, subject to a variety of risks, including: delays in establishing international distribution channels; difficulties in collecting international accounts receivable; increased costs associated with maintaining international marketing and sales efforts; unexpected changes in regulatory requirements, tariffs and other trade barriers; political and economic instability; limited protection for intellectual property rights in certain countries; lack of acceptance of localized products in foreign countries; difficulties in managing international operations, potentially adverse tax consequences including, restrictions on the repatriation of earnings; and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, the Company's results of operations. Although the Company's products are subject to export controls under United States laws, the Company believes it has obtained all necessary export approvals. However, the inability of the Company to obtain required approvals under any applicable regulations could adversely affect the ability of the Company to make international sales.

   Product Liability; Risk of Product Defects. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. However, it is possible that the limitation of liability provisions contained in the Company's license agreements may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any product liability claims to date, the sale and support of products by the Company may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, results of operations, and financial condition. Software products such as those offered by the Company frequently contain errors or failures, especially when first introduced or when new versions are released. Although the Company conducts extensive product testing, the Company has in the past released products that contained defects, and has discovered software errors in certain of its new products and enhancements after introduction. The Company could in the future lose or delay recognition of revenues as a result of software errors or defects, the failure of its products to meet customer specifications or otherwise. The Company's products are typically intended for use in applications that may be critical to a customer's business. As a result, the Company expects that its customers and potential customers have a greater sensitivity to product defects than the market for general software products. Although the Company's business has not been materially and adversely affected by any such errors, or by defects or failure to meet specifications, to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors or defects will not be found in new products or releases after commencement of commercial shipments, or that such products will meet customer specifications, resulting in loss or deferral of revenues, diversion of resources, damage to the Company's reputation, or increased service and warranty and other costs, any of which could have a material adverse effect upon the Company's business, operating results, and financial condition.

   Uncertainty in Healthcare Industry; Government Regulation. The healthcare industry is undergoing significant and rapid changes, including consolidation of hospitals and other healthcare providers in order to form larger integrated healthcare networks, as well as market-driven or government initiatives to reform healthcare, which the Company anticipates will affect the operations and procurement processes of healthcare providers, and which could force the Company to reduce prices for its software. As the number of hospitals and other healthcare providers decreases due to further industry consolidation, each potential sale of the Company's software will become more significant and competition for each sale will be greater. Further, healthcare providers may react to proposed reform measures and cost containment pressures by curtailing or delaying investments, including purchases of the Company's software and related services. In addition, numerous proposals relating to healthcare reform have been, and additional proposals are expected to be, introduced in the United States Congress and state legislatures. Although the effects of federal and state initiatives for healthcare reform are unknown, the Company believes that competitive factors in the healthcare industry will continue to drive reform of healthcare delivery. The Company cannot predict with any certainty what impact, if any, such market or government initiatives might have on its business, financial condition and results of operations. The United States Food and Drug Administration ("FDA") has issued a draft guidance document addressing the regulation of certain computer products as medical devices under the Federal Food, Drug and Cosmetic Act. To the extent that computer software is a medical device under the policy, the manufacturers of such products could be required, depending on the product, to: (i) register and list their products with the FDA,
(ii) notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products or (iii) obtain FDA approval by filing a premarket application that establishes the safety and effectiveness of the product. The Company expects that the FDA is likely to become increasingly active in regulating computer software that is intended for use in healthcare settings, although the FDA does not currently regulate computer software products for medical records. The FDA, if it chooses to regulate such software, can impose extensive requirements governing pre- and post-market conditions such as device investigation, approval, labeling and manufacturing. In addition, any substantial reduction in price, failure of the Company to sell its software to hospitals and other healthcare providers, or increased government regulation, could have a material adverse effect on the Company's business, results of operations, and financial condition. Such products would be subject to the Federal Food, Drug and Cosmetic Act's general provisions, including those relating to good manufacturing practices and adverse experience reporting. The Company is also subject to the risks inherent in selling its products to end-users in other heavily regulated industries, such as insurance, banking and financial services.

   Potential Volatility of Stock Price. The market price of shares of Common Stock is likely to be highly volatile and may be significantly affected by factors such as: actual or anticipated fluctuations in the Company's operating results; announcements of technological innovations; new products or new contracts by the Company or its competitors; sales of Common Stock by management; sales of significant amounts of Common Stock into the market; developments with respect to proprietary rights; conditions and trends in the software and other technology industries; adoption of new accounting standards affecting the software industry; changes in financial estimates by securities analysts and others; general market conditions; and other factors that may be unrelated to the Company or its performance. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of technology companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against such company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation, regardless of its outcome, would result in substantial costs and a diversion of management's attention and resources which could have a material adverse effect upon the Company's business, results of operations, and financial condition.

   Control by Existing Stockholders; Effects of Certain Anti-Takeover Provisions. Members of the Board of Directors, and the executive officers of the Company, together with members of their families and entities that may be deemed affiliates of, or related to, such persons or entities, beneficially own approximately 53% of the outstanding shares of Common Stock of the Company. Accordingly, these stockholders would, if acting in concert, be able to elect all members of the Company's Board of Directors and determine the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. Certain provisions of the Company's Certificate of Incorporation, equity incentive plans, Bylaws, and Delaware law may also discourage certain transactions involving a change in control of the Company. This level of ownership by such persons and entities, when combined with the Company's classified Board of Directors and the ability of the Board of Directors to issue "blank check" preferred stock without further stockholder approval, may have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of Common Stock.

ITEM 2.    PROPERTIES

   The Company's principal administrative, sales and marketing, research and development and support facilities consist of approximately 21,500 square feet of office space in Colorado Springs, Colorado. The Company occupies these premises under a lease expiring July 1997. In support of its field sales and support organization, the Company also leases facilities and offices in seven other locations in the United States, one location in the United Kingdom, one location in Singapore, one location in Hong Kong, one in Malaysia and one in Australia. The Company believes that it will require additional space upon the expiration of its lease in July 1997, and has entered into an agreement to lease approximately 39,000 square feet of office space in Colorado Springs commencing April 1997. The Company expects to incur additional capital expenditures in connection with the preparation of the new facility for occupancy, some of which may be material.

ITEM 3.    LEGAL PROCEEDINGS

   The Company is currently not a party to any material litigation, and is currently not aware of any pending or threatened litigation that could have a material adverse effect upon the Company's business, operating results, or financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

   The Company's Common Stock is traded over-the-counter on the Nasdaq National Market under the symbol "OPTK." The Company commenced its initial public offering of Common Stock on July 25, 1996 at a price of $6 per share. Prior to such date, there was no public market for the Common Stock. The following table sets forth the high and low closing sale prices for the Common Stock for the periods indicated, as reported on the Nasdaq National Market.

                                                                      HIGH     LOW
Quarter ended December 31, 1996...................................   $ 8.25   $5.02
Quarter ended September 30, 1996 (from July 25,1996)..............   $ 9.00   $5.25

   The Company has not paid any cash dividends on its capital stock since its inception, and does not expect to pay cash dividends on its Common Stock in the foreseeable future. The Company's bank line of credit currently prohibits the payment of cash dividends without the consent of the bank. Certain other information required by this Item is incorporated by reference from the Company's 1996 Annual Report to Stockholders.

ITEM 6.    SELECTED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. The consolidated statement of operations data for each of the three years in the period ended December 31, 1996 and the consolidated balance sheet data at December 31, 1995 and 1996, are derived from the audited consolidated financial statements included in Item 8. The consolidated statement of operations data for each of the two years in the period ended December 31, 1994, and the consolidated balance sheet data at December 31, 1992, 1993 and 1994, are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

                                                                           Year Ended December 31,
                                                            -------------------------------------------------------
                                                               1996        1995        1994       1993       1992
                                                            ---------   ---------   ---------   --------   --------
Consolidated Statement of Operations Data:                           (in thousands, except per share amounts)
Revenues:
  Licenses...............................................    $ 13,406    $  8,333    $  7,562    $ 6,924   $ 3,531
  Maintenance and other..................................       3,297       2,135       1,690      2,119     1,240
                                                            ---------   ---------   ---------   --------   --------
    Total revenues.......................................      16,703      10,468       9,252      9,043     4,771
Cost of revenues:
  Licenses...............................................         585         316         413        471       275
  Maintenance and other..................................       1,930       1,823       1,889      2,073       613
                                                            ---------   ---------   ---------   --------   --------
    Total cost of revenues...............................       2,515       2,139       2,302      2,544       888
                                                            ---------   ---------   ---------   --------   --------
Gross profit.............................................      14,188       8,329       6,950      6,499     3,883
Operating expenses:
  Sales and marketing....................................       7,332       3,732       4,200      2,585     1,466
  Research and development...............................       4,624       3,658       3,112      2,332     1,454
  General and administrative.............................       1,367       1,461       1,513      1,037       845
                                                            ---------   ---------   ---------   --------   --------
    Total operating expenses.............................      13,323       8,851       8,825      5,954     3,765
                                                            ---------   ---------   ---------   --------   --------
Income (loss) from operations............................         865        (522)     (1,875)       545       118
Other (income) expenses..................................        (229)        411          25        476        53
                                                            ---------   ---------   ---------   --------   --------
Income (loss) before provision...........................       1,094        (933)     (1,900)        69        65
 (benefit) for income taxes
Provision (benefit) for income taxes.....................        (813)         29        (168)        42       104
                                                            ---------   ---------   ---------   --------   --------
Net income (loss)........................................    $  1,907    $   (962)   $ (1,732)   $    27   $   (39)
                                                            =========   =========   =========   ========   ========
Unaudited pro-forma net income (loss) per common
 share (1)...............................................    $   0.29    $  (0.20)
Unaudited pro-forma weighted average number of common
 shares outstanding (1)..................................       6,615       4,811

                                                                           Year Ended December 31,
                                                            -------------------------------------------------------
                                                               1996        1995        1994       1993       1992
                                                            ---------   ---------   ---------   --------   --------
Consolidated Balance Sheet Data:                                                 (in thousands)
Cash, cash equivalents and short-term investments........    $ 11,499    $  1,415    $    771    $ 1,741   $   110
Working capital..........................................      13,817       1,841       1,338      2,151       632
Total assets.............................................      20,258       6,182       4,450      5,102     2,223
Long-term debt, excluding current portion................         136         266         353        353       546
Convertible preferred stock..............................           -       4,804       3,343      2,346       411
Total stockholders' equity (deficit).....................      15,849      (1,967)     (1,497)       213       159

(1)  See Note 1 to Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS WHICH REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW AND THOSE UNDER THE CAPTION "BUSINESS RISKS" IN
ITEM 1, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED.

Overview

   Optika is a leading provider of high-performance, client/server, integrated imaging software designed to meet the needs of paper intensive industries such as healthcare, financial services, insurance, and large retail organizations.

   As a result of growth in its core imaging business, the Company generated revenues of approximately $4.8 million and $9.0 million during 1992 and 1993, respectively, and operating income of approximately $118,000 and $545,000. During 1994, under the direction of its former senior management team, the Company sought to diversify beyond its core business and entered the market for lower-end imaging systems by acquiring TEAMWorks. Concurrently, the Company attempted to enter the market for large customized imaging solutions by forming a complex imaging group. The Company believed that it could market the TEAMWorks products to end-users through direct mail, and that the complex imaging group could market large customized imaging solutions to end users through a direct sales force. In order to execute this new strategy, the Company created a direct sales and marketing infrastructure and implementation team to support the complex imaging group, while maintaining corporate facilities in both Massachusetts and Colorado to support the TEAMWorks products. Neither strategy proved to be successful because the TEAMWorks products did not achieve market acceptance and the Company lacked experience in selling such products, and because the complex imaging group's direct sales force created conflict in the Company's distribution channels. In addition, issues associated with the integration of TEAMWorks and other problems led to significant senior management distraction and delayed the release of new versions of the Company's core products. As a result of the foregoing factors, the Company's 1994 revenues increased only 2% to $9.3 million from $9.0 million in the prior year, and the Company incurred an operating loss of $1.9 million. At the end of 1994, under the direction of an interim CEO, the Company eliminated its direct sales and support infrastructure and dissolved the complex imaging group.

   Commencing in February 1995, under the direction of Mark K. Ruport, its new President and CEO, the Company replaced a majority of its senior management team and refocused its sales, marketing, and research and development efforts on its core imaging products. During the first six months of 1995, the Company also began to develop a decentralized sales staff to support its indirect distribution channels, eliminated the TEAMWorks infrastructure, and focused on the development of its integrated product suite.

   During the second half of 1995 and continuing into 1996, the Company began to implement a strategy based on extending its technology leadership in open component-based imaging solutions, integrating its core imaging software products into the FilePower Suite, strengthening its indirect distribution channels, focusing on imaging solutions which scale from workgroups to enterprises, lowering the total cost of ownership to its customers, and developing the FPhealthcare Suite for the healthcare market. In August 1995, the Company released the FilePower Suite, its first integrated imaging product suite. The Company also began to commit substantial resources to strengthen its indirect distribution channel of OEMs and BSPs. Sales and marketing expenses increased from $1.6 million in the first six months of 1995 to $2.1 million during the last six months of 1995, and to $2.9 million in the first six months of 1996, an increase of 34% and 84%, respectively. The Company believes that these efforts were significant factors in its recent revenue growth, including a 60% growth in total revenues during the twelve months ended December 31, 1996, compared to the corresponding prior period. Healthcare revenues increased from approximately 5% of total revenues in 1995, to approximately 13% of total revenues during 1996. After experiencing operating losses in 1994 and in the first two quarters of 1995, the Company returned to operating profitability in the third quarter of 1995 and has achieved an operating profit in each of the six subsequent quarters. There can be no assurance, however, that such profitability will be maintained in the future. (See "Business Risks--History of Losses; Accumulated Deficit; Future Results of Operations Uncertain," "--Significant Fluctuations in Operating Results" and "--Management Changes; No Assurance of Successful Expansion of Operations.")

   The license of the Company's software products is typically an executive-level decision by prospective end-users and generally requires the Company and its BSPs or OEMs to engage in a lengthy and complex sales cycle (typically between six and twelve months from the initial contact date). The Company distributes its products through a worldwide network of approximately 212 BSPs and eight OEMs. For both 1995 and 1996, approximately 89% of the Company's total revenues were derived from its BSPs and approximately 11% of its total revenues were derived from sales by OEMs. In 1996, the Company's top 53 BSPs accounted for approximately 80% of its total revenues. However, no individual BSP accounted for more than 10% of the Company's total revenues. For the years ended December 31, 1995 and 1996, the Company generated approximately 15% and 29%, respectively, of its total revenues from international sales.

   The Company's revenues consist primarily of license revenues, which are comprised of one-time fees for the license of the Company's products; and maintenance revenues, which are comprised of fees for upgrades and technical support. The BSPs and OEMs, which are responsible for the installation and integration of the software, enter into sales agreements with the end-user, and purchase software directly from the Company. The software is licensed directly to the end-user by the Company through a standard shrink-wrapped license agreement. Annual maintenance agreements are also entered into between the BSPs and OEMs and the end-user, and the BSPs and OEMs then purchase maintenance services directly from the Company. For both 1995 and 1996, approximately 80% of the Company's total revenues were derived from software licenses and approximately 11% and 14%, respectively, of the Company's total revenues were derived from maintenance agreements. Other revenues, which are comprised of training, consulting and implementation services, and third-party hardware and software products, accounted for 9% and 6%, respectively, of the Company's total revenues.

   License revenues are generally recognized upon shipment when no significant vendor obligations remain and collectibility is probable. License revenues related to contracts with significant post-delivery performance obligations are recognized when the Company's obligations are no longer significant or when the customer accepts the product, as applicable. Maintenance revenues are deferred and recognized ratably over the maintenance period, which is generally one year. Other revenues are recognized as services are performed. Based on the Company's research and development process, costs incurred between the establishment of technological feasibility and general release of the software products have not been material and therefore have not been capitalized in accordance with Statement of Financial Accounting Standards No. 86. All research and development costs have been expensed as incurred. See Note 1 of Notes to Consolidated Financial Statements.

   The Company generally does not grant rights to return products, except for defects in the performance of the products relative to specifications; and pursuant to standard industry shrink-wrapped license agreements, which provide for 30-day rights of return if an end-user does not accept the terms of the software license; nor does it provide provisions for price adjustments or rotation rights. However, if other rights of return are granted, revenue recognition is deferred until such rights lapse. The Company's aggregate product returns have historically been insignificant. The Company's terms of sales generally range from 30 to 60 days from date of shipment for BSPs and OEMs. Terms of sales on major accounts are generally based on the achievement of installation milestones and final system acceptance.

Results of Operations

Comparison of Years Ended December 31, 1996 to December 31, 1995

Revenues

   Total revenues increased 60% from $10.5 million for the year ended December 31, 1995 to $16.7 million for the year ended December 31, 1996.

   Licenses. License revenues increased 61% from $8.3 million for the year ended December 31, 1995 to $13.4 million for the year ended December 31, 1996, representing approximately 80% of total revenues in both periods. This increase was primarily the result of increased unit sales of components of the FilePower Suite. The increased unit sales were driven, in part, by a significant increase in sales to international customers, primarily in Asia and the United Kingdom, and continued growth of sales in the healthcare market. License revenues generated outside of the United States increased from approximately 16% of license revenues for the year ended December 31, 1995 to approximately 31% of license revenues for the year ended December 31, 1996. License revenues from the healthcare industry increased from 5% of license revenues for the year ended December 31, 1995, to 15% of license revenues for the year ended December 31, 1996.

   Maintenance and Other. Maintenance revenues, exclusive of other revenues, increased 112%, from approximately $1.1 million during the year ended December 31, 1995, to $2.4 million for the year ended December 31, 1996, representing approximately 11% of total revenues for the year ended December 31, 1995 and 14% of total revenues for the year ended December 31, 1996. This increase was primarily a result of an increase in the number of installed systems and the Company's improved tracking and monitoring of expiring maintenance contracts. Other revenue, consisting primarily of training and consulting fees, represented 9% and 6% of total revenue for the years ended December 31, 1995 and 1996, respectively.

Cost of Revenues

   Licenses. Cost of licenses consists primarily of royalty payments to third-party software vendors; product author commissions, whereby certain of the Company's software developers are entitled to receive a specified percentage of product sales; and costs of product media, duplication, packaging and fulfillment. Cost of licenses increased from $316,000, or 4% of license revenues, for the year ended December 31, 1995, to $585,000, or 4% of license revenues, for the year ended December 31, 1996, primarily as a result of the increased number of licenses sold during the period.

   Maintenance and Other. Cost of maintenance and other consists of the direct and indirect costs of providing software maintenance and support, training and consulting services, to the Company's BSPs, OEMs and end-users, and the cost of third-party software products. Cost of maintenance and other increased from $1.8 million, or 85% of maintenance and other revenues, for the year ended December 31, 1995, to $1.9 million, or 59% of maintenance and other revenues, for the year ended December 31, 1996. This increase was primarily due to increased staffing for customer support, and was partially offset by a decreased third-party software component, which has a lower gross profit margin, in the year ended December 31, 1996.

   Operating Expenses

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries; commissions and other related expenses for sales and marketing personnel; marketing; advertising; and promotional expenses. Sales and marketing expenses increased from $3.7 million, or 36% of total revenues, for the year ended December 31, 1995, to $7.3 million, or 44% of total revenues, for the year ended December 31, 1996. This increase was primarily attributable in increased staffing for sales and marketing activities. In mid-1995, the Company opened six regional sales offices in the United States, and during 1996 the Company expanded its operations in Asia with the opening of sales offices in
Hong Kong, Singapore and Malaysia.   The Company anticipates that sales and
marketing expenses will continue to increase in absolute dollars in 1997 as the Company continues to build and expand its network of BSPs and OEMs.

   Research and Development. Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, and of the cost of facilities and equipment. Research and development expenses increased from $3.7 million, or 35% of total revenues, for the year ended December 31, 1995, to $4.6 million, or 28% of total revenues, for the year ended December 31, 1996. The increase was primarily due to increased staffing in order to develop enhancements to the FilePower Suite and to continue the development of the FPhealthcare Suite. The Company expects research and development expenses to continue to increase in absolute dollars in 1997 to fund the development of new products and product enhancements.

   General and Administrative. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel, and outside professional fees. General and administrative expenses decreased from $1.5 million, or 14% of total revenues, for the year ended December 31, 1995, to $1.4 million, or 8% of total revenues, for the year ended December 31, 1996. The decrease was primarily due to the Company incurring severance payments, and recruiting and relocation expenses in connection with the senior management reorganization during the first six months of 1995. This decrease was partially offset by increased staffing and related expenditures. General and administrative expenses are expected to increase in absolute dollars in 1997 as the Company expands its staffing to support expanded operations and to comply with the responsibilities of a public company.

   Other Expenses. Other expenses consist primarily of interest expense on the Company's capitalized lease obligations, and other debt, offset by interest earned on the Company's financing activities. The Company incurred a net expense of $411,000 during the year ended December 31, 1995, compared to a net income of $229,000 during the year ended December 31, 1996. During 1995 the Company settled certain litigation as discussed in Note 5 of Notes to Consolidated Financial Statements. Approximately $373,000 of settlement costs and legal expenses are included in other expenses for 1995. Other income for 1996 was primarily a result of interest income derived from the investment of the Company's initial public offering proceeds.

   Provision (benefit) for Income Taxes. Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109. Due to the Company's history of pre-tax losses, and to the uncertainty surrounding the timing of realizing benefits of its favorable tax attributes, the Company had recorded a valuation allowance against all of its favorable tax assets as of December 31, 1995. In reaching the Company's determination of the need to provide a deferred tax valuation allowance, the Company considered all available evidence, both positive and negative, as well as the weight and importance given such to evidence. As required by Statement of Financial Accounting Standards No. 109, management concluded that a valuation allowance against deferred tax assets was no longer appropriate as of December 31, 1996. Specifically, during 1996, the Company generated four straight quarters of profitability and pre-tax income of $1.1 million.

Comparison of Years Ended December 31, 1995 to December 31, 1994

Revenues

   Total revenues increased 13% from $9.3 million in 1994 to $10.5 million in 1995. Revenue growth accelerated from 2% during the first six months of 1995, compared to the first six months of 1994, to 24% during the last six months of 1995, compared to the last six months of 1994, as the Company began to implement its new strategy under its new management team.

   Licenses. License revenues increased 10% from $7.6 million in 1994 to $8.3 million in 1995, representing 82% and 80% of total revenues in their respective periods. The increase in license revenues was primarily due to sales associated with the release of the FilePower Suite in August 1995, increased sales through indirect distribution channels and increased international sales in Asia and Latin America.

   Maintenance and Other. Maintenance and other revenues increased 26% from $1.7 million in 1994 to $2.1 million in 1995, representing 18% and 20% of total revenues in their respective periods, primarily as a result of an increase in the number of installed systems and the Company's improved tracking and monitoring of expiring maintenance contracts.

Cost of Revenues

   Licenses. Cost of licenses decreased from $413,000 or 5% of license revenues, in 1994 to $316,000, or 4% of license revenues, in 1995, primarily as a result of lower royalty costs on third-party developed software.

   Maintenance and Other. Cost of maintenance and other decreased from $1.9 million, or 112% of maintenance and other revenues, in 1994 to $1.8 million, or 85% of maintenance and other revenues, in 1995, primarily as a result of the Company's reduction in implementation services associated with the complex imaging group.

   Sales and Marketing. Sales and marketing expenses decreased from $4.2 million, or 45% of total revenues, in 1994, to $3.7 million, or 36% of total revenues, in 1995, primarily due to the elimination of the complex imaging group and the sales and marketing infrastructure the Company had built to market the TEAMWorks products. Sales and marketing expenses increased from $1.6 million in the first six months of 1995 to $2.1 million during the last six months of 1995, an increase of 34%, as the Company began to build and expand its network of BSPs and OEMs.

   Research and Development. Research and development expenses increased from $3.1 million, or 34% of total revenues, in 1994, to $3.7 million, or 35% of total revenues, in 1995, primarily as a result of additional staff hired in 1995 to develop enhancements to the FilePower Suite and continue the development of the FPhealthcare Suite.

   General and Administrative. General and administrative expenses remained constant at $1.5 million in 1994 and 1995, representing 16% and 14% of total revenues, respectively, primarily as a result of the Company discontinuing the general and administrative functions that were acquired in connection with the TEAMWorks Acquisition, and which in turn were offset by the costs of restructuring the Company's senior management team.

   Other Expenses. In 1995, other expenses included $373,000 related to the settlement of outstanding litigation. The expense included settlement costs and legal fees.

   Provision (benefit) for Income Taxes. The Company recognized a tax benefit of $168,000 in 1994 principally as a result of net operating loss carrybacks. The Company recognized minimal income tax expense in 1995 resulting from taxable income in the Company's UK subsidiary. As of December 31, 1995, the Company's net operating loss carryforwards were approximately $2.3 million and expire in varying amounts from 2009 through 2010. Additionally, the Company has various tax credit carryforwards aggregating approximately $341,000, which expire between 2005 and 2009. The Company's ability to use the net operating loss carryforwards against taxable income are subject to restrictions and limitations under the Internal Revenue Code of 1986 (the "Code"), as amended, in the event of a change of ownership within the meaning of the Code.

Liquidity and Capital Resources

   Cash and short-term investments at December 31, 1996 were $11.5 million, increasing $10.1 million from December 31, 1995. The increase in cash and short-term investments is primarily due to the proceeds of the Company's initial public offering in July 1996.

   For the year ended December 31, 1995, net cash used in operating activities was $127,000, compared to $409,000 for the year ended December 31, 1996. This was primarily attributable to the growth in Company revenue over the same period, which resulted in an increase in the Company's accounts receivable balance. {Add Discussion - get from Tod

   Cash used in investing activities was $208,000 for the year ended December 31, 1995 compared to $8.6 million for the year ended December 31, 1996. Uses of cash consisted primarily of purchases of short-term securities, and property and equipment.

   Cash provided from financing activities was $9796,000 for the year ended December 31, 1995. Cash provided from financing activities was $11.1 million
for the year ended December 31, 1996.   Cash provided from financing activities
resulted primarily from private sales of preferred stock in 1995, the proceeds of the Company's initial public offering in 1996, and proceeds from and repayments of bank borrowings, capital leases and other debt.

   The Company has entered into an agreement to lease approximately 38,000 square feet of office space in Colorado Springs commencing during the second quarter of 1997. The Company expects to incur additional capital expenditures in connection with the preparation of the new facility for occupancy, some of which may be material.

   At December 31, 1996, the Company's principal sources of liquidity included cash and short-term investments of $11.5 million. In addition, the Company has a secured credit facility for up to $3.0 million, bearing interest at the bank's prime rate plus .75%. As of December 31, 1996, the Company had $2.8 million available for borrowing. The Company also has a term note with a principal balance of $195,000 at December 31, 1996, bearing interest at the bank's prime rate plus 2.0%. The term note is repayable in 30 equal installments of principal and accrued interest commencing July 1996. In addition, the Company has outstanding a two-year secured note with principal balance of $173,000 at December 31, 1996, bearing interest at 10.75%.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   See Item 14(a) for an index to the financial statements and supplementary financial information which are attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not applicable.

                                    PART III

   Certain information required by Part III is omitted from this Annual Report on Form 10-K in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

   The information required by this item relating to the Company's directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company's executive officers and key employees is included under the caption "Executive Officers" in Part I of the Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION.

   The information required by this item is included under the caption "Executive Compensation and Related Information" in the Company's Proxy Statement for the 1997 Annual Meeting of the Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The information required by this item is included under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information required by this item is included under the caption "Certain Transactions" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a) The following documents are filed as part of this Annual Report on Form 10-K:

                                                                            Page
                                                                            ----
       1. Financial Statements:
          Report of Independent Accountants...................................39
         Consolidated Balance Sheet as of December 31,
           1996 and 1995......................................................40
          Consolidated Statement of Operations for each
           of the three years in the period
             ended December 31, 1996..........................................41
          Consolidated Statement of Stockholders' Equity
           (deficit)for each of the three years
             in the period ended December 31, 1996............................42
          Consolidated Statement of Cash Flows for each
           of the three years in the period
             ended December 31, 1996..........................................43
          Notes to Consolidated Financial Statements..........................44

  2. Financial Statement Schedule:
     The following financial statement schedule of Optika Imaging Systems, Inc., for the years ended December 31, 1996, 1995 and 1994, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Optika Imaging Systems, Inc.

     All schedules have been omitted because they are not required, not applicable, or the required information is shown in the financial statements and related notes thereto.

  3. Exhibits - See Item 14 (c) below.

(a)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter ended December 31, 1996.

(a)  Exhibits

     See Exhibit Index on page 53

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 1997.

                                      OPTIKA IMAGING SYSTEMS, INC.

                                      By: /s/ MARK K. RUPORT
                                          -------------------------
                                              Mark K. Ruport
                                      President, Chief Executive Officer
                                          and Chairman of the Board

                                       By: /s/ STEVEN M. JOHNSON
                                           --------------------------
                                               Steven M. Johnson
                                       Chief Financial Officer, Vice President,
                                       Finance and Administration, Secretary and
                                       Chief Accounting Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark K. Ruport and Steven M. Johnson, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and his name, place and deed, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in conncetion therewith, with all Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1997;

                Signature                             Title
                ---------                             -----

By: /s/ MARK K. RUPORT                    Chief Executive Officer and
   ----------------------                   Chairman of the Board
        Mark K. Ruport

By: /s/ STEVEN M. JOHNSON                 Chief Financial Officer, Vice
   ----------------------                   President, Finance &
        Steven M. Johnson                   Administration, Secretary and
                                            Chief Accounting Officer

By: /s/ MALCOLM THOMSON                   Co-Founder and Director
   ----------------------
        Malcolm Thomson

By: /s/ PAUL CARTER                       Co-Founder and Director
   ----------------------
        Paul Carter

By: /s/ RICHARD A. BASS                   Director
   ----------------------
        Richard A. Bass

By: /s/ JAMES E. CRAWFORD                 Director
   ----------------------
        James E. Crawford

By: /s/ ROBERT L. GETT                    Director
   ----------------------
        Robert L. Gett

By: /s/ HARRY S. GRUNER                   Director
   ----------------------
        Harry S. Gruner

By: /s/ GRAHAM O. KING                    Director
   ----------------------
        Graham O. King

                       Report of Independent Accountants


To the Board of Directors and
Stockholders of Optika Imaging Systems, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Optika Imaging Systems, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

January 31, 1997
Boulder, Colorado

                         Optika Imaging Systems, Inc.

                          Consolidated Balance Sheet

                     (In thousands, except share amounts)




                                            December 31,        December 31,
                                                1996                1995
                                         ------------------  ------------------
Assets
Current assets:
 Cash and cash equivalents..............           $ 3,474             $ 1,415
 Short-term investments.................             8,025                  --
 Accounts receivable, net of allowance
  for doubtful  accounts of $112
  and $90 at December 31, 1996 and
   1995, respectively...................             5,766               3,199
 Other current assets...................               825                 306
                                                   -------             -------
    Total current assets................            18,090               4,920
                                                   -------             -------
Fixed assets, net of accumulated
 depreciation of $1,128 and $820 at
 December 31, 1996 and 1995,
  respectively..........................             1,038                 762
Notes receivable from related parties...                --                 103
Other assets, net of accumulated
 amortization of $228 and $120
 at December 31, 1996 and 1995,
  respectively..........................             1,130                 397
                                                   -------             -------
                                                   $20,258             $ 6,182
                                                   =======             =======
Liabilities, Redeemable Convertible
 Preferred Stock
 and Stockholders' Equity (Deficit)
Current liabilities:
 Current portion of long-term debt......           $   280             $   177
 Accounts payable.......................               808                 627
  Accrued vacation......................               219                 167
 Accrued expenses.......................             1,107                 563
 Deferred revenue.......................             1,859               1,545
                                                   -------             -------
    Total current liabilities...........             4,273               3,079
                                                   -------             -------
Long-term debt..........................               136                 266
Commitments and contingencies (Notes 5
 and 9)
Preferred stock (-0- and 1,493,024
 shares authorized at
 December 31, 1996 and 1995,
  respectively):
 Series A mandatorily redeemable
  convertible preferred stock; no par
  value, 298,864 shares issued and
   outstanding at December 31, 1995
  and no shares issued and outstanding
   at December 31, 1996.................                --                 411
 Series B mandatorily redeemable
  convertible preferred stock; no par
  value; 752,160 shares issued and
   outstanding at December 31, 1995
  and no shares issued and outstanding
   at December 31, 1996.................                --               2,932
 Series C mandatorily redeemable
  convertible preferred stock; no par
  value; 441,177 shares issued and
   outstanding at December 31, 1995
  and no shares issued and outstanding
   at December 31, 1996.................                --               1,461
Common stockholders' equity (deficit):
 Common stock; $.001 and no par value
  at December 31, 1996 and
   1995, respectively; 25,000,000
    shares authorized; 6,670,319 and
   2,843,930 shares issued and
    outstanding at December 31, 1996
   and 1995, respectively...............                 7                 799
 Additional paid-in capital.............            16,701                  --
 Accumulated deficit....................              (859)             (2,766)
                                                   -------             -------
    Total stockholders' equity
     (deficit)..........................            15,849              (1,967)
                                                   -------             -------
                                                   $20,258             $ 6,182
                                                   =======             =======

   The accompanying notes are an integral part of these financial statements.

                         Optika Imaging Systems, Inc.

                     Consolidated Statement of Operations

                   (In thousands, except per share amounts)

                                                   Year Ended December 31,
                                                  1996      1995      1994
                                                --------  --------  --------
Revenues:
 Licenses.....................................  $13,406   $ 8,333   $ 7,562
 Maintenance and other........................    3,297     2,135     1,690
                                                -------   -------   -------

  Total revenues..............................   16,703    10,468     9,252

Cost of revenues:
 Licenses.....................................      585       316       413
 Maintenance and other........................    1,930     1,823     1,889
                                                -------   -------   -------

  Total cost of revenues......................    2,515     2,139     2,302
                                                -------   -------   -------
Gross profit..................................   14,188     8,329     6,950

Operating expenses:
 Sales and marketing..........................    7,332     3,732     4,200
 Research and development.....................    4,624     3,658     3,112
 General and administrative...................    1,367     1,461     1,513
                                                -------   -------   -------

  Total operating expenses....................   13,323     8,851     8,825
                                                -------   -------   -------

Income (loss) from operations.................      865      (522)   (1,875)
Other (income) expense:
 Litigation settlements.......................       --       373        --
 Interest and other (income) expenses, net....     (229)       38        25
                                                -------   -------   -------

  Total other (income) expense, net...........     (229)      411        25
                                                -------   -------   -------

Income (loss) before provision (benefit) for
 income taxes.................................    1,094      (933)   (1,900)
Provision (benefit) for income taxes..........     (813)       29      (168)
                                                -------   -------   -------

Net income (loss).............................  $ 1,907   $  (962)  $(1,732)
                                                =======   =======   =======

Unaudited pro-forma net income (loss) per
 share........................................  $   .29   $  (.20)  $    --

Unaudited pro-forma weighted average number
 of common shares outstanding.................    6,615     4,811     4,795


  The accompanying notes are an integral part of these financial statements.

                         Optika Imaging Systems, Inc.

      Consolidated Statement of Changes in Stockholders' Equity (Deficit)

                                (In thousands)


                                                                                                                      Total
                                                                                                                     Common
                                                                      Common Stock      Additional                Stockholders'
                                                                                         Paid-in    Accumulated      Equity
                                                                     Shares    Amount    Capital      Deficit       (Deficit)
                                                                  -----------  ------  -----------  ------------  -------------
Balance at December 31, 1993..............................          2,567,376   $ 285   $            $      (72)   $        213
     Common stock issued upon exercise
        of stock options..................................             28,000      22                                        22
     Net loss.............................................                                               (1,732)         (1,732)
                                                                  -----------  ------  -----------  ------------  -------------
Balance at December 31, 1994..............................          2,595,376     307                    (1,804)         (1,497)
     Common stock issued upon exercise
        of stock options..................................             32,123      30                                        30
     Warrants issued in settlement of
        litigation........................................                         57                                        57
     Common stock issued for acquisition..................            216,431     405                                       405
     Net loss.............................................                                                 (962)           (962)
                                                                  -----------  ------  -----------  ------------  -------------
Balance at December 31, 1995..............................          2,843,930     799                    (2,766)         (1,967)
     Company reincorporation..............................                       (796)  $      796
     Common stock issued upon exercise
        of stock options..................................            125,925                  102                          102
     Common stock issued upon initial
        public offering...................................          2,200,000       2       11,001                       11,003
     Manditorily redeemable preferred stock
        converted to common stock ........................          1,500,464       2        4,802                        4,804
     Net income...........................................                                                1,907           1,907
                                                                  -----------  ------  -----------  ------------  -------------
Balance at December 31, 1996..............................          6,670,319   $   7   $   16,701   $     (859)   $     15,849
                                                                  ===========  ======  ===========  ============  =============


  The accompanying notes are an integral part of these financial statements.

                         Optika Imaging Systems, Inc.

                     Consolidated Statement of Cash Flows

                                (In thousands)

                                                       Year Ended December 31,
                                                       1996     1995      1994
                                                     --------  -------  --------

Cash Flows From Operating Activities
Net income (loss)..................................  $ 1,907   $ (962)  $(1,732)
Adjustments to reconcile net income (loss) to
 net cash used by operating activities:
  Depreciation and amortization....................      492      338       219
  Loss on disposal of assets.......................        4       15        --
  Provision for loss on accounts receivable........       22      (14)      (76)
  Litigation settlement............................       --      282        --
  Change in assets and liabilities:
   Accounts receivable.............................   (2,588)    (677)      133
   Deferred tax asset..............................     (885)      --        --
   Other assets....................................     (453)      64      (132)
   Accounts payable................................      182      (66)      230
   Accrued expenses................................      597      234      (394)
   Deferred revenue................................      313      659       455
                                                     -------   ------   -------
     Net cash used by operations...................     (409)    (127)   (1,297)
                                                     -------   ------   -------
Cash Flows From Investing Activities
Capital expenditures...............................     (585)    (316)     (158)
Purchase of short-term investments.................   (8,025)      --        --
Cash acquired in acquisition.......................       --      108        --
                                                     -------   ------   -------
     Net cash used in investing activities.........   (8,610)    (208)     (158)
                                                     -------   ------   -------
Cash Flows From Financing Activities
Proceeds from issuance of preferred stock, net.....       --    1,461       997
Principal payments on long-term debt...............     (456)    (696)     (534)
Proceeds from issuance of long-term debt...........      429      184        --
Proceeds from issuances of common stock............   11,105       30        22
                                                     -------   ------   -------
     Net cash provided  by financing
      activities...................................   11,078      979       485
                                                     -------   ------   -------
Net increase (decrease) in cash and cash
 equivalents.......................................    2,059      644      (970)
Cash and cash equivalents at beginning of period...    1,415      771     1,741
                                                     -------   ------   -------
Cash and cash equivalents at end of period.........  $ 3,474   $1,415   $   771
                                                     =======   ======   =======
Supplemental Disclosure of Non-cash
 Transactions
Capital lease obligations for purchase
 of equipment......................................  $    --   $   --   $   381
Interest paid......................................       50       54        54
Income taxes paid (refund).........................       --      130        (8)
Assets obtained in acquisition.....................       --      498        --
Liabilities assumed in acquisition.................       --      200        --
Stock issued in acquisition........................       --      405        --
Note issued in litigation settlement...............       --      225        --
Warrants issued in litigation settlement...........       --       57        --

  The accompanying notes are an integral part of these financial statements.

                         Optika Imaging Systems, Inc.

                  Notes to Consolidated Financial Statements

  1.   Nature of Business and Summary of Significant Accounting Policies

       Optika Imaging Systems, Inc., a Delaware corporation, and its subsidiaries ("Optika" or the "Company") was formed in 1988 and currently develops and markets high-performance, client/server integrated imaging software. The Company licenses its software under license agreements and provides services including maintenance, training and implementation.

  Summary of Significant Accounting Policies

  Principles of Consolidation

       The accompanying consolidated financial statements include the accounts of Optika Imaging Systems, Inc. and its wholly owned subsidiaries TEAMWorks Technologies, Inc., Optika Imaging Systems Europe, Ltd. and Optika Asia, Inc. All significant intercompany accounts and transactions have been eliminated.

  Revenue Recognition

       License revenues are generally recognized upon shipment when no significant vendor obligations remain and collectibility is probable. License revenues related to contracts with significant post-delivery performance obligations are recognized when the Company's obligations are no longer significant or when the customer accepts the product, as applicable. Maintenance revenues for maintaining, supporting and providing upgrades are deferred and recognized ratably over the maintenance period which is generally one year. Other revenues consist of training, consulting and implementation services and are recognized as such services are performed.

  Cash Equivalents and Short-term Investments

       The Company classifies short-term investments with an original maturity of three months or less as cash equivalents. Short-term investments consist of Corporate and U.S. Government obligations maturing within one year. Such short-term investments are classified as held-to-maturity as defined by Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and accordingly carried at amortized cost.

  Depreciation and Amortization

       Office equipment and furniture are recorded at cost and depreciated using the straight-line method over estimated useful lives ranging from three to five years. Goodwill represents the excess of the purchase price over the fair market value of assets acquired and is being amortized over a four-year period.

  Software Development Costs

       Research and development costs are expensed as incurred. Statement of Financial Accounting Standards No. 86 (SFAS No. 86) requires the capitalization of certain software development costs once technological feasibility is established. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenue to total projected product revenue, whichever is greater. To date, the period between achieving technological feasibility and the general availability of such software has been short. Consequently, software development costs qualifying for capitalization have been insignificant and therefore, the Company has not capitalized any software development costs.

  Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as well as the reported amounts of revenue and expenses. Significant estimates have been made by management in several areas including the collectibility of accounts

                         Optika Imaging Systems, Inc.

                  Notes to Consolidated Financial Statements

  receivable and the ability to realize deferred tax assets. Actual results could differ from these estimates, making it reasonably possible that a change in these estimates could occur in the near term.

  Fair Value of Financial Instruments

       The carrying amounts of the Company's financial instruments including cash, short-term investments, trade receivables and payables and long-term debt, approximate their fair values.

  Stock Compensation Plans

       The Company applies APB Option No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option and employee stock purchase plans. The Company has adopted the disclosure provision of SFAS No. 123, Accounting for Stock-Based Compensation.

  Export Sales

       The Company had export sales totaling approximately $4,811,450, $1,542,500 and $1,205,000 for the years ended December 31, 1996, 1995 and
  1994, respectively, in Europe, Asia and Latin America.

  Pro-forma Net Income (Loss) Per Common Share (unaudited)

       Pro-forma net income (loss) per common share is computed based on the weighted average number of common shares outstanding and gives effect to certain adjustments described below. Preferred stock which converted to common stock upon the Company's initial public offering is assumed to be converted to common stock for all periods presented. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive, except that, in conformity with SEC requirements, 1996, 1995 and 1994 net income (loss) per common share include common and common equivalent shares issued during the twelve-month period prior to the filing of the Company's July 1996 initial public offering have been included in the calculation as if they were outstanding for all periods, using the treasury stock method and the initial public offering price.

  Concentration

       The Company has historically relied on a limited number of products and has concentrated risk related to the continued and future market acceptance of such products. The Company currently has no major customers accounting for more than 10% of its consolidated revenues; however, the Company's accounts receivable are heavily concentrated with resellers of the Company's products. Receivables from end users are not concentrated in any particular industry.

  2.   Business Combinations

       On December 1, 1995, the Company acquired certain assets and assumed certain liabilities of two of its resellers, IPRS-Asia (S) Pte. Ltd. and Intuit Development Ltd. (the "acquired companies"). The acquisitions were accounted for using the purchase method. The purchase price of the acquired companies was 216,431 shares of common stock and resulted in $350,350 of goodwill. Goodwill is being amortized on a straight-line basis over a four-year period beginning January 1996.

       On January 28, 1994, the Company issued approximately 272,400 shares of its common stock for all of the outstanding common stock of TEAMWorks Technologies, Inc. ("TEAMWorks"). The Company also reserved an additional 15,320 shares for issuance under Optika's stock option plan in connection with the Company's assumption of TEAMWork's outstanding options. The combination was accounted for as a pooling of interests and, accordingly, the consolidated financial statements for all periods presented include the operations of TEAMWorks. In June 1995, the Company terminated the operations of TEAMWorks and recorded approximately $69,000 of expenses related to this termination.

                         Optika Imaging Systems, Inc.

                  Notes to Consolidated Financial Statements

  3.   Notes Receivable - Related Parties.

       Notes receivable aggregating $103,000 at December 31, 1995 were due from certain stockholders, officers and employees. The notes bear interest ranging from 5% to 7.5% and were settled during 1996.

  4.   Line of Credit

       During 1995, the Company entered into a $1,500,000 bank credit facility with a bank. The terms of this credit facility were modified in September 1996. Pursuant to these changes, the Company is now able to draw up to $3.0 million for one year bearing interest at the bank's prime rate plus .75%. At December 31, 1996, $2.8 million was available for borrowing thereunder. Pursuant to the terms of the credit facility, any loans under said facility would be secured by all of the Company's assets, with the exception of intellectual property and would be subject to certain covenants. The Company also has a term facility of $0.3 million to finance capital expenditures, which bears interest at the bank's prime rate plus 2.0% (10.25% at December 31, 1996). Pursuant to the term facility, $195,000 was outstanding at December 31, 1996, which is secured by the equipment purchased thereunder. The term facility is repayable in 30 equal installments of principal and accrued interest commencing July, 1996. In addition, the Company has a two-year secured note with a principal balance of $173,000 outstanding at December 31, 1996, bearing interest at 10.75%. This note matures in 1998.

  5.   Long-Term Debt and Lease Obligations

       Long-term debt consists of the following (in thousands):

                                                           December 31,
                                                          --------------
                                                           1996    1995
                                                          ------  ------
 Term loan payable to a bank............................  $ 369   $ 185
 Notes payable to stockholders; non-interest bearing;
  balance due July 1997; unsecured......................     43      43
 Notes payable for litigation settlement, non-interest
  bearing; unsecured....................................     --     206
 Other..................................................      4       9
                                                          -----   -----
                                                            416     443
   Less current portion.................................   (280)   (177)
                                                          -----   -----
                                                          $ 136   $ 266
                                                          =====   =====

  Notes Payable for Litigation Settlements

       During 1995, the Company settled a lawsuit by two former associates of the founders of the Company which included various breach of contract and tort claims related to alleged contribution of the claimants to the formation of the Company for $282,000 by issuing a non-interest bearing note and warrants to purchase 95,000 shares of common stock. The warrants have an exercise price of $1.875 per share and expire in 2000. The note was settled during 1996. The Company also incurred $91,000 of legal expenses related to this litigation.

                         Optika Imaging Systems, Inc.

                  Notes to Consolidated Financial Statements



  Debt Maturities

     Scheduled maturities of long-term debt at December 31, 1996, are as follows (in thousands):

                                                Debt
                                             Maturities
                                             ----------
      1997.................................  $      309
      1998.................................         132
      1999.................................          12
                                             ----------
                                                    453
      Less:  amount representing interest..         (37)
                                             ----------
                                                    416
      Less:  current portion...............        (280)
                                             ----------
                                             $      136
                                             ==========

Lease Commitments

     The Company has non-cancelable operating lease arrangements for office space and certain office equipment. Future minimum annual operating lease payments are as follows (in thousands):

                                              Operating
                                                Lease
                                              Obligations
                                              -----------
    1997..................................... $     776
    1998.....................................       664
    1999.....................................       558
    2000.....................................       550
    2001.....................................       565
    Thereafter...............................     3,296
                                              ---------
                                              $   6,409
                                              =========

     Rent expense related to these and other operating leases approximated $727,000, $488,000, and $467,000 for the years ended December 31, 1996, 1995 and
1994.

6.  Income Taxes

     The Company's provision (benefit) for income taxes is comprised of the following (in thousands):

                                                           Year Ended
                                                          December 31,
                                              ---------------------------------
                                                1996          1995       1994
                                                ----          ----       ----
       Current:
         Federal............................  $    --        $    --     $ (184)
         State..............................       --             --          1
         Foreign............................       72             29         15
       Deferred:
         Federal............................     (813)            --         --
         State..............................      (72)            --         --
                                              -------        -------     ------
         Total income tax expense (benefit).  $  (813)       $    29     $ (168)
                                              =======        =======     ======


                         Optika Imaging Systems, Inc.

                  Notes to Consolidated Financial Statements



     The Company's net deferred income tax assets are comprised of the tax effects of the following (in thousands):

                                            December 31,  December 31,
                                                1996          1995
                                            ------------  -------------
    Gross Deferred Tax Assets
    Net operating loss carryforwards......     $     449    $      895
    Tax credit carryforwards..............           278           341
    Deferred revenue......................            --            20
    Accrued expenses......................           158           113
                                               ---------    ----------
                                                     885         1,369
     Less:  deferred tax asset valuation
      allowance...........................            --        (1,359)
                                               ---------    ----------
                                                     885            10
                                               ---------    ----------
    Gross Deferred Tax Liabilities
    Accelerated tax depreciation..........            --           (10)
                                               ---------    ----------
     Net deferred tax asset...............     $     885    $       --
                                               =========    ==========

     The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 34% to income (loss) before income taxes as follows (in thousands):

                                                           Year Ended
                                                           December 31,
                                                   ----------------------------
                                                      1996       1995    1994
                                                   ---------    -------  -------
       U.S. federal income tax expense (benefit)
         at statutory rate.......................   $   372     $ (317) $  (646)
       Increases (decreases) resulting from:
         Unrecognized benefit of net operating
         loss carryforwards and future net
         deductions..............................        --        310      411
         State taxes, net of federal benefit.....        38         --       --
         Non-deductible items....................        93         35       17
         Decrease in valuation allowance.........    (1,359)        --       --
         Foreign tax rate differentials..........        20         (1)     (13)
         Effect of graduated tax rates in the
         carryback period........................        --         --       63
         Other...................................        23          2       --
                                                    -------     ------  -------
       Provision (benefit) for income taxes......   $  (813)    $   29  $  (168)
                                                    =======     ======  =======

     At December 31, 1996, the Company has net operating loss carryforwards of approximately $1,367,000 which expire beginning in 2009 through 2010. Additionally, the Company has various tax credit carryforwards aggregating approximately $278,000 which expire beginning in 2005 through 2010.

                         Optika Imaging Systems, Inc.

                  Notes to Consolidated Financial Statements


7.   Capital Stock and Stock Options

     In July 1996 the Company effected a reincorporation from the State of California into the State of Delaware, which changed the par value of the Company's stock.

Mandatorily Redeemable Convertible Preferred Stock

     The following table reflects activity of Series A, B and C preferred stock for each of the three years ended December 31, 1996 (in thousands, except for share data):

                                                     Mandatorily Redeemable
                                                   Convertible Preferred Stock
                                                  -----------------------------
                                                       Shares         Amount
                                                  ----------------  -----------

       Balance at December 31, 1993.............          800,304      $ 2,346

       Series B preferred stock issued for
        cash, net...............................          250,720          997
                                                       ----------      -------

       Balance at December 31, 1994.............        1,051,024        3,343

       Series C preferred stock issued for
        cash, net...............................          441,177        1,461
                                                       ----------      -------

       Balance at December 31, 1995.............        1,492,201        4,804
                                                       ----------      -------

       Conversion of preferred stock............       (1,492,201)      (4,804)
                                                       ----------      -------

       Balance at December 31, 1996.............                0      $     0
                                                       ==========      =======

     Upon the closing of the Company's initial public offering, all Series A, B and C preferred stock automatically converted to shares of common stock at their respective conversion rates. Series A and Series C preferred stock converted into one share of common stock for each share of preferred stock. Series B converted into approximately 1.011 shares of common stock for each share of preferred stock.

     Each share of outstanding Series A, Series B and Series C preferred stock was entitled to as many votes as the number of shares of common stock into which it was convertible.

                         Optika Imaging Systems, Inc.

                  Notes to Consolidated Financial Statements


Stock Compensation Plans

     At December 31, 1996 the Company has two stock-based compensation plans. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plan and its employee stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's pro-forma results of operations and pro-forma net income (loss) per share would have been as follows:

                                       (In thousands, except per share data)
                                             1996                1995
                                       -----------------  -------------------
       Net income (loss):
        As reported..................             $1,907             $  (962)
        Pro-forma....................             $1,403             $(1,089)

       Net income (loss) per share:
        As reported..................             $ 0.29             $ (0.20)
        Pro-forma....................             $ 0.21             $ (0.23)

Fixed Stock Option Plan

     Under the Company's stock option plan, the Company may grant incentive and non-qualified stock options to its employees and directors for up to 2,790,000 shares of common stock. Under the plan, options are granted at an exercise price not less than the fair market value of the stock on the date of grant. The options generally vest ratably over four years and expire 10 years after the date of grant. Certain options are subject to accelerated vesting provisions.

     The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively; no estimated dividends for either year; expected volatility of 77% for both years; risk-free interest rates between 5.36% and 6.69% in 1996 and 5.51% and 7.05% in 1995; and expected option terms of 5 years for both years.

                         Optika Imaging Systems, Inc.

                  Notes to Consolidated Financial Statements


     A summary of the status of the Company's fixed option plan as of December 31, 1996, 1995 and 1994 and changes during the years then ending is presented below. Included in the summary below are 95,000 warrants issued in 1995 in settlement of a lawsuit, all of which are exercisable at December 31, 1996.

                                          1996                       1995                       1994
                              ---------------------------  -------------------------  -------------------------
                                Shares   Weighted-Average  Shares   Weighted-Average  Shares   Weighted-Average
                                (000's)   Exercise Price   (000's)   Exercise Price   (000's)   Exercise Price
                              ---------------------------  -------------------------  -------------------------
Outstanding at beginning
  of year                        1,644       $     1.56       941        $    1.29       681        $    0.95
Granted                            492       $     4.72       887        $    1.88       372        $    1.88
Exercised                         (126)      $     0.80       (32)       $    0.93       (28)       $    0.75
Forfeited                          (77)      $     2.50      (152)       $    1.82       (84)       $    1.35
                              --------     ------------    ------     ------------     -----     ------------
Outstanding at end of year       1,933       $     2.38     1,644        $    1.56       941        $    1.29
                              ========     ============    ======     ============     =====     ============
Options and warrants
  exercisable at year end          729       $     1.39       530        $    0.95       454        $    0.81

Weighted average fair value
  of options granted during
  the year                                   $     3.16                  $    1.26

Weighted average fair value
  of warrants granted during
  the year                                   $       --                  $    1.25

     The following table summarizes information about fixed stock options and warrants outstanding at December 31, 1996:

                                                                                            Options and Warrants
                                           Options and Warrants Outstanding                     Exercisable
                                   --------------------------------------------------     -------------------------
                                        Number             Weighted       Weighted       Number          Weighted
           Range of                  Outstanding           Average        Average      Exercisable        Average
        Exercise Price               at 12/31/96          Remaining       Exercise     at 12/31/96       Exercise
                                       (000's)        Contractual Life     Price         (000's)           Price
                                   --------------    ------------------  ------------  ------------     -----------
         $ 0.44 - 1.87                      1,463                6.9      $ 1.62            778            $1.39
         $ 3.40                               211                9.0        3.40             --               --
         $ 5.00 - 6.50                        259                9.5        5.85              1             6.50
                                     ------------      -------------    --------       ---------       -----------
                                            1,933                7.5      $ 2.38            779            $1.39
                                     ============      =============    ========       =========       ===========

Employee Stock Purchase Plan

     The Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors in May 1996 and approved by the Company's stockholders in June 1996. Under the Purchase Plan, the Company is authorized to issue up to 250,000 shares of common stock to eligible employees. Under the terms of the Purchase Plan, employees may elect to have up to 10% of their total cash earnings withheld by payroll deduction to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the market price on the participant's entry date into the Purchase Plan or the semi-annual purchase date. During 1996, no shares of common stock were purchased under the Purchase Plan.

                         Optika Imaging Systems, Inc.

                  Notes to Consolidated Financial Statements

8.   401(k) Retirement Savings Plan

     Effective January 1, 1994, the Company adopted a qualified 401(k) retirement savings plan for all employees. Participants may contribute up to 15% of their gross pay. The Company contributions are discretionary and vest at 20% per year over 5 years. The Company did not contribute to this plan in 1996, 1995 or 1994.

9.   Contingencies

     The Company is, from time to time, subjected to certain claims, assertions or litigation by outside parties as part of its ongoing business operations. The outcomes of any such contingencies are not expected to have a material adverse effect on the financial condition or operations of the Company. In addition, in the ordinary course of business, the Company has issued letters of credit as security for performance on certain contracts and, as a result, is contingently liable in the amount of approximately $220,000 at December 31, 1996.

                                 EXHIBIT INDEX
                                 -------------

Exhibit
  No.                                                 Description
2.1(1)                Form of Agreement and Plan of Merger of Optika Imaging Systems, Inc., a California
                      corporation, and the Registrant.
2.2(1)                Agreement and Plan of Reorganization, dated January 31, 1994, by and between the
                      Registrant, TEAMWorks and certain other parties named herein.
2.3(1)                Asset Purchase Agreement, dated November 13, 1995, by and among the Registrant,
                      Optika Asia, Inc., IPRS Asia (S) Pte Ltd., and other entities named therein.
3.1(1)                Certificate of Incorporation of the Registrant.
3.2(1)                Form of First Amended and Restated Certificate of Incorporation of the Registrant.
3.3(1)                Form of Second Amended and Restated Certificate of Incorporation of the Registrant.
3.4(1)                Bylaws of the Registrant.
4.1(1)                Specimen Common Stock certificate.
4.2(1)                Amended and Restated Shareholders' Agreement, dated November 25, 1995, by and among the Registrant and the entities named therein.
4.3(1)                Amended and Restated Registration Agreement, dated November 22, 1995, by and among the Registrant and the entities named therein, including the First Amendment thereto.
4.4(1)                Form of Warrant to purchase Common Stock dated November 1, 1995.
10.1(1)               Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2(1)               The Registrant's 1994 Stock Option/Stock Issuance Plan, as restated and amended.
10.3(1)               The Registrant's 1996 Management Incentive Compensation Plan.
10.4(1)               The Registrant's Employee Stock Purchase Plan.
10.5(1)               Loan and Security Agreement, dated June 16, 1995, by and between the Registrant and Silicon Valley Bank, including Amendments No. 1 and 2 thereto.
10.6(1)               Office Lease Agreement, dated December 1, 1992, by and between the Registrant and Lincoln National, regarding the space located at 5755 Mark Dabling
                      Boulevard, Colorado Springs, Colorado, and the First Amendment thereto, dated
                      February 8, 1994.
10.7(1)               Employment Agreement by and between the Registrant and Mr. Mark K. Ruport effective
                      February 18, 1995.
10.8(1)               Employment Agreement by and between the Registrant and Mr. Steven M. Johnson, effective May 15, 1996.
10.9(1)               Employment Agreement by and between the Registrant and Mr. Marc Fey, effective
                      May 4, 1994.
10.10(1)              Form of Business Solutions Partner (Reseller) Agreement.

10.11(1)              Form of FilePower Suite Software License Agreement.
10.12(1)              Technology Transfer Agreement, dated February 20, 1992, by and between the
                      Registrant, Mr. Paul Carter and Mr. Malcolm Thomson.
10.13(1)              Commitment Letter for Line of Credit with Silicon Valley Bank.
10.14(2)              Third Amendment to Loan and Security Agreement dated as of September 3, 1996, by and between the Registrant and Silicon Valley Bank.
10.15                 Fourth Amendment to Loan and Security Agreement dated as of December 9, 1996, by and between the Registrant and Silicon Valley Bank.
10.16                 Lease Agreement dated October 11, 1996, by and between the Registrant and
                      Woodman Office Campus II J.V. LLC for office space at 7450 Campus Drive,
                      Suite 200, Colorado Springs, Colorado.
21.1(1)               Subsidiaries of the Registrant.
23.1                  Consent of Price Waterhouse LLP, Independent Accountants.
24.1                  Power of Attorney. (Included on Signature Page.)
24.7                  Financial Data Schedule.

---------------------------
  (1) Incorporated by reference to identically numbered exhibits included in the Registrant's Registration Statement on Form S-1 (File No. 333-03637), as amended.

  (2) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-28672) for the quarter ended September 30, 1996.