Form 10-Q
period 1997-03-31
OPTIKA IMAGING SYSTEMS INC
filed 1997-05-15
CIK 1014920

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM _______________ TO ______________

                         Commission File Number 0-28672

                          OPTIKA IMAGING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                             95-4154552
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)             Identification No.)

           7450 Campus Drive                           80920
               Suite 200                            (Zip Code)
          Colorado Springs, CO
 (Address of principal executive offices)

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
                                               --------   -----

           6,759,180 shares of  the Registrant's Common Stock, $.001
            par value per share,  were outstanding as of May 7, 1997

                                     INDEX



                                                                         PAGE
                                                                         ----
PART 1 - FINANCIAL INFORMATION

     Item 1 - Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets as of
                  December 31, 1996 and March 31, 1997                     1

                 Condensed Consolidated Statements of Operations
                  for the three-month periods ended March 31, 1996
                  and 1997                                                 2

                 Condensed Consolidated Statements of Cash Flows for
                  the three-month periods ended March 31, 1996 and 1997    3

                 Notes to Condensed Consolidated Financial Statements      4

     Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         5

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                           16

     Item 2 - Changes in Securities                                       16

     Item 3 - Defaults on Senior Securities                               16

     Item 4 - Submission of Matters to a Vote of Security Holders         16

     Item 5 - Other Information                                           16

     Item 6 - Exhibits and Reports on Form 8-K                            16

     Signatures                                                           17

                          OPTIKA IMAGING SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)

                                          DECEMBER 31,    MARCH 31,
                                              1996          1997
                                          ------------   ----------
                                                         (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents............  $      3,474   $    2,268
   Short-term investments...............         8,025        8,693
   Accounts receivable, net.............         5,766        5,716
   Other current assets.................           825          886
                                          ------------   ----------
         Total current assets...........        18,090       17,563
                                          ------------   ----------

Fixed assets, net.......................         1,038        1,797
Other assets, net.......................         1,130        1,296
                                          ------------   ----------
                                          $     20,258   $   20,656
                                          ============   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt....  $        280   $      270
   Accounts payable and accrued expenses         2,134        2,117
   Deferred revenue.....................         1,859        2,053
                                          ------------   ----------
          Total current liabilities.....         4,273        4,440
                                          ------------   ----------

Long-term debt..........................           136           41

Commitments and contingencies
 Common stockholders' equity:
   Common stock; $.001 par value;
    25,000,000 shares authorized;
      6,670,319 and 6,758,380 shares
       issued and outstanding
        at December 31, 1996 and March
          31, 1997, respectively........             7            7
      Additional paid-in capital........        16,701       16,954
      Retained deficit..................          (859)        (786)
                                          ------------   ----------
          Total common stockholders'
           equity.......................        15,849       16,175
                                          ------------   ----------
                                          $     20,258   $   20,656
                                          ============   ==========


   The accompanying notes are an integral part of these financial statements.

                          OPTIKA IMAGING SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)


                                            THREE MONTHS
                                                ENDED
                                              MARCH 31,
                                          -----------------
                                            1996     1997
                                          --------  -------
Revenues:
  Licenses..............................   $2,506    $3,195
  Maintenance and other.................      600     1,327
                                          --------  -------
     Total revenues.....................    3,106     4,522

Cost of revenues:
  Licenses..............................      131       160
  Maintenance and other.................      387       621
                                          --------  -------
     Total cost of revenues.............      518       781
                                          --------  -------

Gross profit............................    2,588     3,741

Operating expenses:
  Sales and marketing...................    1,238     2,154
  Research and development..............    1,052     1,149
  General and administrative............      288       403
                                          --------  -------

     Total operating expenses...........    2,578     3,706
                                          --------  -------


Income from operations..................       10        35
Other (expense) income, net.............       (8)       81
                                          --------  -------

Income before provision for income taxes        2       116
Provision for income taxes..............       --        43
                                          --------  -------

Net income..............................   $    2    $   73
                                          ========  =======

Net income per common share.............               $.01
                                                    =======

Weighted average number of common
 shares outstanding.....................              7,821
                                                    =======

Proforma net income per common share....  $     -
                                         ========

Proforma weighted average number of
 common shares outstanding..............    5,586
                                         ========





  The accompanying notes are an integral part of these financial statements.

                         OPTIKA IMAGING SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)


                                          THREE MONTHS ENDED MARCH 31,
                                          ----------------------------
                                              1996           1997
                                          ------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..............................       $    2         $    73
Adjustments to reconcile net income to
 net cash provided (used) by operating
 activities:
   Depreciation and amortization........          122             145
   Gain on disposal of assets...........           --              (1)
   Change in assets and liabilities:
      Accounts receivable...............          (34)             50
      Deferred tax asset................           --             (27)
      Other assets......................         (402)           (223)
      Accounts payable..................           17            (131)
      Accrued expenses..................         (179)            114
      Deferred revenue..................         (188)            194
                                          ------------  --------------

          Net cash provided (used) by            (662)            194
           operations
                                          ------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures....................         (179)           (880)
Purchase of short-term investments......           --            (668)
                                          ------------  --------------

          Net cash used by investing
           activities...................         (179)         (1,548)
                                          ------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt....          (68)           (105)
Proceeds from issuance of long-term debt          319              --
Proceeds from issuance of common stock..            6             253
                                          ------------  --------------

          Net cash provided by
           financing activities.........          257             148
                                          ------------  --------------
Net decrease in cash....................         (584)         (1,206)
Cash at beginning of period.............        1,415           3,474
                                          ------------  --------------
Cash at end of period...................       $  831         $ 2,268
                                          ============  ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 TRANSACTIONS:
Interest paid...........................          (10)            (11)




   The accompanying notes are an integral part of these financial statements.

                          OPTIKA IMAGING SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.       GENERAL

Basis of Presentation
         The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The consolidated results of operations for the period ended March 31, 1997 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1997. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Net Income Per Common Share
         Net income per common share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of Convertible Preferred Stock (using the if-converted method) where appropriate and stock options (using the treasury stock method). Common equivalent shares from stock options are excluded from the computation if their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin, common and common equivalent shares issued from May 23, 1995 through the closing of the Company's initial public offering on July 25, 1996 have been included in the computation using the treasury stock method as if they were outstanding for all periods prior to the initial public offering. Furthermore, in accordance with SEC Staff policy, common equivalent shares from Convertible Preferred Stock that converted into Common Stock upon the closing of the initial public offering are included for the appropriate periods using the if-converted method.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"). FAS 128 changes the computation, presentation and disclosure requirements of earnings (loss) per share that has been previously followed by the Company. FAS 128 is effective for years ending after December 15, 1997 and early adoption is not permissible. If the provisions of FAS 128 were adopted for the three months ended March 31, 1997 and 1996, the Company's pro forma basic net income per share and pro forma diluted net income per share would have been unchanged from the net income per share reported in the Statements of Operations.


2.       CONTINGENCIES

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

RESULTS OF OPERATIONS

      The Company's revenues consist primarily of license revenues which are comprised of one-time fees for the license of the Company's products, and maintenance revenues, which are comprised of fees for upgrades and technical support. The Business Solutions Partners ("BSPs") and Original Equipment Manufacturers ("OEMs"), which are responsible for the installation and integration of the software, enter into sales agreements with the end-user and purchase software directly from the Company. The software is licensed directly to the end-user by the Company through a standard shrink-wrapped license agreement. Annual maintenance agreements are also entered into between the BSPs and OEMs and the end-user, and the BSPs and OEMs then purchase maintenance services directly from the Company. For the three months ended March 31, 1997, approximately 70.7% of the Company's total revenues were derived from software licenses and approximately 17.7% of the Company's total revenues were derived from maintenance agreements. Other revenues, which are comprised of training, consulting and implementation services and third-party hardware and software products, accounted for 11.6% of the Company's total revenues. License revenues are generally recognized upon shipment when no significant vendor obligations remain and collectibility is probable. License revenues related to contracts with significant post-delivery performance obligations are recognized when the Company's obligations are no longer significant or when the customer accepts the product, as applicable. Maintenance revenues are deferred and recognized ratably over the maintenance period, which is generally one year. Other revenues are recognized as services are performed. The Company generally does not grant rights to return products, except for defects in the performance of the products relative to specifications and pursuant to standard industry shrink-wrapped license agreements which provide for 30-day rights of return if an end-user does not accept the terms of the software license, nor does it provide provisions for price adjustments or rotation rights. However, if other rights of return are granted, revenue recognition is deferred until such rights lapse. The Company's aggregate product returns have historically been insignificant. The Company's terms of sales generally range from 30 to 60 days from date of shipment for BSPs and OEMs. Terms of sales on major accounts are generally based on the achievement of installation milestones and final system acceptance. Based on the Company's research and development process, costs incurred between the establishment of technological feasibility and general release of the software products have not been material and therefore have not been capitalized in accordance with Statement of Financial Accounting Standards No. 86. All research and development costs have been expensed as incurred.

         The following table sets forth items from the condensed consolidated statements of operations as a percentage of revenues for the periods indicated. The operating results presented in this table are not necessarily indicative of the results for any future period.

                                          THREE MONTHS ENDED MARCH 31,
                                        ------------------------------
                                              1996           1997
                                        ---------------  -------------
Revenues:
  Licenses..............................          80.7%          70.7%
  Maintenance and other.................          19.3           29.3
                                        ---------------  -------------
    Total revenues......................         100.0          100.0
Cost of revenues:
  Licenses..............................           4.2            3.5
  Maintenance and other.................          12.5           13.7
                                        ---------------  -------------
    Total cost of revenues..............          16.7           17.2
                                        ---------------  -------------

Gross profit............................          83.3           82.8
Operating expenses:
  Sales and marketing...................          39.9           47.6
  Research and development..............          33.8           25.4
  General and administrative............           9.3            8.9
                                        ---------------  -------------
    Total operating expenses............          83.0           81.9
                                        ---------------  -------------

Income from operations..................           0.3            0.9
Other (expenses) income, net............          (0.3)           1.8
                                        ---------------  -------------

Income before provision for income taxes             -            2.7
Provision for income taxes..............             -            1.0
                                        ---------------  -------------
Net income..............................           0.0%           1.7%
                                        ===============  =============

REVENUES

          Total revenues increased 45.6% from $3.1 million for the quarter ended March 31, 1996 to $4.5 million for the quarter ended March 31, 1997.

          Licenses.    License revenues increased 27.5% from $2.5 million during
the quarter ended March 31, 1996 to $3.2 million for the quarter ended March 31, 1997. License revenues represented 80.7% and 70.7% of the total revenues for the quarter ended March 31, 1996 and 1997, respectively. The increase in license revenue was primarily the result of increased unit sales of the FilePower Suite. The increased unit sales were driven, in part, by a significant increase in sales to international customers, primarily in Asia, Latin America and the United Kingdom. Sales outside of the United States accounted for approximately 30.5% of the Company's revenues for the quarter ended March 31, 1997, compared to 17.8% in the corresponding prior period.

          Maintenance and Other.     Maintenance revenues, exclusive of other
revenue, increased 74.9% from $459,000 during the quarter ended March 31, 1996, to $803,000 for the quarter ended March 31, 1997. Maintenance revenue represented 14.8% and 17.8% of the total revenues for the quarter ended March 31, 1996 and 1997, respectively. This increase was primarily a result of an increase in the number of installed systems and the Company's continued improvements in the tracking and monitoring of expiring maintenance contracts. Other revenue, consisting primarily of consulting services, training and consulting fees represented 4.5% and 11.6% of total revenues for the quarter ended March 31, 1996 and 1997, respectively. Other revenue increased primarily as a result of implementation and training revenue generated by the Company's international and healthcare operations.

COST OF REVENUES

          Licenses.     Cost of licenses consist primarily of royalty payments
to third-party vendors, product author commissions, whereby certain of the Company's software developers are entitled to receive a specified percentage of product sales, and costs of product media, duplication, packaging and fulfillment. Cost of licenses increased from $131,000 or 5.2% of license revenues to $160,000 or 5.0% of license revenues for the quarter ended March 31, 1996 and 1997, respectively. The increase in cost of licenses was attributable to the increased license revenue.

          Maintenance and Other.    Costs of maintenance and other consist of
the direct and indirect costs of providing software maintenance and support, training and consulting services to the Company's BSPs, OEMs and end-users, and the cost of third-party software products. Cost of maintenance and other increased from $387,000 or 64.5% of maintenance and other revenues to $621,000 or 46.8% of maintenance and other revenues for the quarters ended March 31, 1996 and 1997, respectively. The decrease in cost of maintenance and other as a percentage of maintenance and other revenues is primarily a result of the leverage received from the increased maintenance base, while the cost of providing maintenance has been relatively constant.

OPERATING EXPENSES

          Sales and Marketing.    Sales and marketing expenses consist primarily
of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising and promotional expenses. Sales and marketing expenses increased from $1.2 million, or 39.9% of total revenues, for the quarter ended March 31, 1996 to $2.2 million, or 47.6% of total revenues, for the quarter ended March 31, 1997. The increase in sales and marketing expenditures is primarily attributable to additional costs resulting from new sales offices in Australia, Brazil and Malaysia and costs associated with the continued expansions of the Company's network of BSPs and OEMs. The Company anticipates that sales and marketing expenses will continue to increase in absolute dollars in future quarters as the Company continues to build and expand its network of BSPs and OEMs.

          Research and Development.    Research and development expenses consist
primarily of salaries and other related expenses for research and development personnel, as well as the cost of facilities and equipment. Research and development expenses increased from $1.1 million, or 33.8% of total revenues, for the quarter ended March 31, 1996 to $1.1 million, or 25.4% of total
revenues, for the quarter ended March 31, 1997.   The Company expects research
and development expenses to continue to increase in absolute dollars in future quarters to fund the development of new products and product enhancements.

          General and Administrative.    General and administrative expenses
consist primarily of salaries and other related expenses of administrative, executive and financial personnel and outside professional fees. General and administrative expenses increased from $288,000, or 9.3% of total revenues, for the quarter ended March 31, 1996 to $403,000, or 8.9% of total revenues, for the quarter ended March 31, 1997. The increase in general and administrative expenses for the quarter was primarily due to the Company incurring additional administrative costs as a public company. General and administrative expenses are expected to increase in absolute dollars in future quarters as the Company expands its staffing to support expanded operations and to comply with the responsibilities of a public company.

          Other expenses. Other expenses consist primarily of interest expense on the Company's capitalized lease obligations and other debt offset by interest earned on the Company's financing activities. The Company incurred a net expense of $8,000 during the quarter ended March 31, 1996 compared to net income of $81,000 during the quarter ended March 31, 1997, primarily as a result of interest income derived from the investment of the Company's initial public offering proceeds in July, 1996.

          Provision for Income Taxes.    Income taxes are accounted for in
accordance with Statement of Financial Accounting Standards No. 109. Due to the Company's history of pre-tax losses and uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes, the Company had recorded a valuation allowance against all of its net deferred tax assets as of March 31, 1996. In reaching the Company's determination of the need to provide a deferred tax valuation allowance, the Company considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence. As required by Statement of Financial Accounting Standards No. 109, management concluded that a valuation allowance against deferred tax assets was no longer appropriate as of December 31, 1996. Specifically, during 1996, the Company generated four straight quarters of profitability and pre-tax income of $1.1 million.

Accordingly, the Company recorded a tax provision during the quarter ended March 31, 1997 based on the estimated effective tax rate for fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

          Cash and short-term investments at March 31, 1997 were $11.0 million, decreasing by approximately $500,000 from December 31, 1996. The decrease in cash and short-term investments is primarily due to capital expenditures associated with equipment and furnishings for the Company's new leased corporate headquarters.

          For the quarter ended March 31, 1996, net cash used in operating activities was $662,000 compared to net cash provided of $194,000 for the quarter ended March 31, 1997. This was primarily attributable to an increase in deferred maintenance revenue resulting in an increase in current liabilities.

          Cash used in investing activities was $179,000 for the quarter ended March 31, 1996 compared to $1.5 million for the quarter ended March 31, 1997. Uses of cash consisted primarily of purchases of marketable securities and property and equipment.

          Cash provided by financing activities was $257,000 for the quarter ended March 31, 1996. Cash provided from financing activities was $148,000 for
the quarter ended March 31, 1997.   Cash provided from financing activities
resulted primarily from proceeds from the sale of securities under the Company's employee stock option plan and employee stock purchase plan, offset in part by repayments of bank borrowings, capital leases and other debt.

          At March 31, 1997, the Company's principal sources of liquidity included cash and short-term investments of $11.0 million. In addition, the Company has a secured credit facility for up to $3.0 million, bearing interest at the bank's prime rate plus .75%. As of March 31, 1997, the Company had $2.8 million available for borrowing. The Company also has a term note with a principal balance of $144,000 at March 31, 1997, bearing interest at the bank's prime rate plus 2.0%. The term note is repayable in 30 equal installments of principal and accrued interest commencing July 1996. In addition, the Company has outstanding a two-year secured note with principal balance of $133,000 at March 31, 1997, bearing interest at 10.75%.

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

BUSINESS RISKS

   This Quarterly Report on Form 10-Q contains forward looking statements that
include risks and uncertainties.   The Company's actual results may differ
materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the caption "Business Risks" contained below.

   History of Losses: Accumulated Deficit: Future Results of Operations Uncertain. The Company was founded in January 1988 and did not ship an integrated version of the FilePower Suite until the third quarter of 1995.
Since its inception, the Company has incurred substantial costs to develop and improve its software products; to establish sales, marketing and distribution channels; and to recruit and train its employees. As a consequence, the Company has incurred net losses in three of its past six fiscal years. In addition, the Company experienced virtually no revenue growth between 1993 and 1995. As of March 31, 1997, the Company had an accumulated deficit of approximately $786,000. There can be no assurance that the Company will continue to achieve revenue growth or will be profitable on a quarterly or annual basis in the future.

   Dependence on Windows NT. The Company is largely dependent on the development and growth in the market for Windows NT operating systems and the migration of imaging and workflow server software to such operating systems. There can be no assurance that this market will grow or that the Company will be able to respond effectively to the evolving requirements of this market. UNIX-based operating systems currently account for most client/server-based production imaging operating systems, and the Company's software inter-operates with UNIX-based operating systems to only a very limited extent. There can be no assurance that UNIX will not continue to be the dominant operating platform in the future or that the introduction of other operating systems will not adversely affect the deployment of Windows NT. The failure of Windows NT operating systems to achieve market acceptance over the next several years would have a material adverse effect on the Company's business, results of operations, and financial condition. In addition, certain performance characteristics of the Company's products are currently limited by the Windows NT architecture, including the ability to be deployed throughout the largest enterprises.

   Significant Fluctuations in Operating Results. The Company's sales and other operating results have varied significantly in the past and will vary significantly in the future as a result of factors such as: the size and timing of significant orders and their fulfillment; demand for the Company's products; changes in pricing policies by the Company or its competitors; the number, timing and significance of product enhancements and new product announcements by the Company and its competitors; changes in the level of operating expenses; customer order deferrals in anticipation of new products or otherwise; foreign currency exchange rates; warranty and customer support expenses; changes in its end-users' financial condition and budgetary processes; changes in the Company's sales, marketing and distribution channels; delays or deferrals of customer implementation; product life cycles; software bugs and other product quality problems; discounts; the cancellation of licenses during the warranty period or non-renewal of maintenance agreements; customization and integration problems with the end-user's legacy system; changes in the Company's strategy; the level of international expansion; and seasonal trends. A significant portion of the Company's revenues has been, and the Company believes will continue to be, derived from a limited number of orders, and the timing of such orders and their fulfillment have caused, and are expected to continue to cause, material fluctuations in the Company's operating results. Revenues are also difficult to forecast because the markets for the Company's products are rapidly evolving, and the sales cycle of the Company and of its BSPs and OEMs, from initial evaluation to purchase, is lengthy and varies substantially from end-user to end-user. To achieve its quarterly revenue objectives, the Company depends upon obtaining orders in any given quarter for shipment in that quarter. Product orders are typically shipped shortly after receipt; consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's revenues. Furthermore, the Company has often recognized most of its revenues in the last month, or even in the last weeks or days, of a quarter. Accordingly, a delay in shipment near the end of a particular quarter may cause revenues in a particular quarter to fall significantly below the Company's expectations and may materially adversely affect the Company's operating results for such quarter. Conversely, to the extent that significant revenues occur earlier than expected, operating results for subsequent quarters may fail to keep pace with results of previous quarters or even decline. The Company also has recorded generally lower sales in the first quarter than in the immediately preceding quarter, as a result of, among other factors, end-users' purchasing and budgeting practices and the Company's sales commission practices, and the Company expects this pattern to continue in future years. To the extent that future international operations constitute a higher percentage of total revenues, the Company anticipates that it may also experience relatively weaker demand in the third quarter as a result of reduced sales in Europe during the summer months. A significant portion of the Company's expenses are relatively fixed in the short term. Accordingly, if revenue levels fall below expectations, operating results are likely to be disproportionately and adversely affected. As a result of these and other factors, the Company believes that its quarterly operating results will vary in the future, and that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Furthermore, due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

   Risks Associated with the FPhealthcare Suite. The Company's future performance will depend in significant part upon its ability to complete the development of, and achieve commercial acceptance for, the FPhealthcare Suite, the Company's first software product tailored for an industry-specific application. The FPhealthcare Suite is being developed in response to an order by St. Elizabeth Medical Center ("SEMC"), and only a limited number of end-users have purchased any of the software modules contained in this suite. To date, five of the seven software modules currently comprising the FPhealthcare Suite have been developed, and the remaining two modules are under development and are currently expected to be completed in mid-1997. In addition, an eighth module will be added to the FPhealthcare Suite and is expected to be delivered to SEMC by late 1997. However, there can be no assurances that any such modules can be completed in such time frame. Delays in the completion of the remaining modules could occur due to a variety of factors such as turnover among software engineers, software bugs or other product quality problems. The Company may add additional software modules to extend the functionality of the FPhealthcare Suite. Four of the developed modules have been installed at SEMC's site. If the Company fails to complete the FPhealthcare Suite to SEMC's satisfaction in a timely manner, the Company's ability to market its products to other prospective end-users in the healthcare industry would be materially impaired and the Company's business, results of operations and financial condition would be materially and adversely affected. The FPhealthcare Suite has not achieved widespread customer acceptance; this acceptance will depend, in part, on the Company's ability to complete and market this software successfully. The failure of the Company to develop its distribution channel to include healthcare sales expertise in a timely manner will negatively impact its ability to gain broad acceptance in the healthcare market.

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

   Product Concentration; Dependence on Emerging Market for Integrated Imaging Systems. To date, substantially all of the Company's revenues have been attributable to sales of the FilePower Suite and individual software modules which comprise the FilePower Suite and the FPhealthcare Suite. The Company currently expects the FilePower and the FPhealthcare Suites to account for substantially all of its future revenues. As a result, factors adversely affecting the pricing of, or demand for, such products, such as competition or technological change, could have a material adverse effect on the Company's business, results of operations, and financial condition. The Company's future financial performance will depend in general on growth in the relatively small and emerging market for imaging software products, and in particular on the successful development, introduction and customer acceptance of new and enhanced versions of its existing software products such as the FilePower Suite, along with the successful development, marketing and market acceptance of new industry-specific products such as the FPhealthcare Suite. There can be no assurance that such market will grow or that the Company will be successful in developing and marketing these or any other products, or that any of these products will achieve widespread customer acceptance. If the document imaging software market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, results of operations, and financial condition would be materially and adversely affected.

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

   International Operations. Sales outside the United States accounted for 30.5% of the Company's revenues for the three months ended March 31, 1997. An important element of the Company's strategy is to expand its international operations, including the development of certain third-party distributor relationships and the hiring of additional sales representatives, each of which involves a significant investment of time and resources. There can be no assurance that the Company will be successful in expanding its international operations. In addition, the Company has only limited experience in developing localized versions of its products and marketing and distributing its products internationally. There can be no assurance that the Company will be able to successfully localize, market, sell and deliver its products internationally. The inability of the Company to successfully expand its international operations in a timely manner could materially and adversely affect the Company's business, results of operations, and financial condition. The Company's international revenues may be denominated in foreign or United States currency. The Company does not currently engage in foreign currency hedging transactions; as a result, a decrease in the value of foreign currencies relative to the United States dollar could result in losses from transactions denominated in foreign currencies, could make the Company's software less price-competitive, and could have a material adverse effect upon the Company's business, results of operations, and financial condition. In addition, the Company's international business is, and will continue to be, subject to a variety of risks, including: delays in establishing international distribution channels; difficulties in collecting international accounts receivable; increased costs associated with maintaining international marketing and sales efforts; unexpected changes in regulatory requirements, tariffs and other trade barriers; political and economic instability; limited protection for intellectual property rights in certain countries; lack of acceptance of localized products in foreign countries; difficulties in managing international operations, potentially adverse tax consequences including, restrictions on the repatriation of earnings; and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, the Company's results of operations. Although the Company's products are subject to export controls under United States laws, the Company believes it has obtained all necessary export approvals. However, the inability of the Company to obtain required approvals under any applicable regulations could adversely affect the ability of the Company to make international sales.

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

   Uncertainty in Healthcare Industry; Government Regulation. The healthcare industry is undergoing significant and rapid changes, including consolidation of hospitals and other healthcare providers in order to form larger integrated healthcare networks, as well as market-driven or government initiatives to reform healthcare, which the Company anticipates will affect the operations and procurement processes of healthcare providers, and which could force the Company to reduce prices for its software. As the number of hospitals and other healthcare providers decreases due to further industry consolidation, each potential sale of the Company's software will become more significant and competition for each sale will be greater. Further, healthcare providers may react to proposed reform measures and cost containment pressures by curtailing or delaying investments, including purchases of the Company's software and related services. In addition, numerous proposals relating to healthcare reform have been, and additional proposals are expected to be, introduced in the United States Congress and state legislatures. Although the effects of federal and state initiatives for healthcare reform are unknown, the Company believes that competitive factors in the healthcare industry will continue to drive reform of healthcare delivery. The Company cannot predict with any certainty what impact, if any, such market or government initiatives might have on its business, financial condition and results of operations. The United States Food and Drug Administration ("FDA") has issued a draft guidance document addressing the regulation of certain computer products as medical devices under the Federal Food, Drug and Cosmetic Act. To the extent that computer software is a medical device under the policy, the manufacturers of such products could be required, depending on the product, to: (i) register and list their products with the FDA,
(ii) notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products or (iii) obtain FDA approval by filing a pre-market application that establishes the safety and effectiveness of the product. The Company expects that the FDA is likely to become increasingly active in regulating computer software that is intended for use in healthcare settings, although the FDA does not currently regulate computer software products for medical records. The FDA, if it chooses to regulate such software, can impose extensive requirements governing pre- and post-market conditions such as device investigation, approval, labeling and manufacturing. In addition, any substantial reduction in price, failure of the Company to sell its software to hospitals and other healthcare providers, or increased government regulation, could have a material adverse effect on the Company's business, results of operations, and financial condition. Such products would be subject to the Federal Food, Drug and Cosmetic Act's general provisions, including those relating to good manufacturing practices and adverse experience reporting. The Company is also subject to the risks inherent in selling its products to end-users in other heavily regulated industries, such as insurance, banking and financial services.

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

         None.

Item 5 - Other Information.

         None.

Item 6 - Exhibits and Reports on Form 8-K.

         (a)  Exhibits

                  20  Financial data schedule.

         (b)  Reports on Form 8-K

                  No reports on Form 8-K have been filed during the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              OPTIKA IMAGING SYSTEMS, INC.
                                                      (Registrant)



              5/14/97                   /s/  Mark K. Ruport
          ---------------               ---------------------------------------
              (Date)                         Mark K. Ruport
                                             Chairman of the Board, President
                                             and Chief Executive Officer
                                             (Principal Executive Officer)



              5/14/97                   /s/  Steven M. Johnson
          ---------------               ---------------------------------------
              (Date)                         Steven M. Johnson
                                             Chief Financial Officer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)