Form 10-Q
period 1997-06-30
OPTIKA IMAGING SYSTEMS INC
filed 1997-08-14
CIK 1014920

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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
                                                -----      ----


           6,782,540 shares of the Registrant's Common Stock, $.001 par value per share, were outstanding as of July 31, 1997

================================================================================

                                    INDEX
                                                                                    PAGE
                                                                                    ----
PART I - FINANCIAL INFORMATION

         Item 1 -  Condensed Consolidated Financial Statements

                   Condensed Consolidated Balance Sheets as of
                   December 31, 1996 and  June 30, 1997                             1

                   Condensed Consolidated Statements of
                   Operations for the three-month and six-month
                   periods ended June 30, 1996 and 1997 (Unaudited)                 2

                   Condensed Consolidated Statements of Cash Flows
                   for the six-month  periods ended June 30, 1996
                   and 1997 (Unaudited)                                             3

                   Notes to Condensed Consolidated Financial
                   Statements (Unaudited)                                           4

         Item 2 -  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                              5

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                                15

         Item 2 - Changes in Securities                                            15

         Item 3 - Defaults on Senior Securities                                    15

         Item 4 - Submission of Matters to a Vote of Security Holders              15

         Item 5 - Other Information                                                15

         Item 6 - Exhibits and Reports on Form 8-K                                 15

         Signatures                                                                16


                          OPTIKA IMAGING SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
               (In thousands, except share and per share amounts)

                                              DECEMBER 31,   JUNE 30,
                                                 1996          1997
                                              ----------    ---------
                                                           (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents.................. $ 3,474      $   995
   Short-term investments.....................   8,025        8,953
   Accounts receivable, net...................   5,766        6,526
   Other current assets.......................     825        1,005
                                               -------      -------
         Total current assets.................  18,090       17,479
                                               -------      -------


Fixed assets, net.............................   1,038        2,446
Other assets, net.............................   1,130        1,273
                                               -------      -------
                                               $20,258      $21,198
                                               =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt
                                               $   280      $   152
   Accounts payable and accrued expenses......   2,134        2,608
   Deferred revenue...........................   1,859        2,116
                                               -------      -------
          Total current liabilities...........   4,273        4,876
                                               -------      -------
Long-term debt................................     136           41
                                               -------      -------

Commitments and contingencies
 Common stockholders' equity:
   Common stock; $.001 par value; 25,000,000
     shares authorized; 6,670,319 and
     6,772,640 shares issued and outstanding
     at December 31, 1996 and June 30,
     1997, respectively....................          7            7
      Additional paid-in capital..............  16,701       16,989
      Retained deficit........................    (859)        (715)
                                               -------      -------
          Total common stockholders' equity...  15,849       16,281
                                               -------      -------
                                               $20,258      $21,198
                                               =======      =======


  The accompanying notes are an integral part of these financial statements.

                         OPTIKA IMAGING SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                   (In thousands, except per share amounts)


                                                            SIX MONTHS ENDED
                              THREE MONTHS ENDED JUNE 30,        JUNE 30,
                             --------------------------    ---------------------
                                     1996        1997        1996         1997
                                    -----       -----       -----        -----
Revenues:
   Licenses.................... $   3,142    $  3,745    $  5,648     $  6,940
   Maintenance and other.......       712       1,425       1,312        2,752
                                ---------    --------    --------     --------
      Total revenues...........     3,854       5,170       6,960        9,692

Cost of revenues:
   Licenses....................       147         138         278          298
   Maintenance and other.......       479         681         866        1,302
                                ---------    --------    --------     --------
      Total cost of revenues...       626         819       1,144        1,600
                                ---------    --------    --------     --------


Gross profit...................     3,228       4,351       5,816        8,092

Operating expenses:
   Sales and marketing.........     1,689       2,561       2,927        4,715
   Research and development....     1,177       1,393       2,229        2,542
   General and administrative..       324         438         612          841
                                ---------    --------    --------     --------

      Total operating expenses.     3,190       4,392       5,768        8,098
                                ---------    --------    --------     --------

Income (loss) from operations..        38         (41)         48           (6)

Other income (expense), net....         5         155          (3)         236
                                ---------    --------    --------     --------
Income before provision
 for income taxes..............        43         114          45          230
Provision for income taxes.....        --          43          --           86
                                ---------    --------    --------     --------
Net income..................... $      43    $     71    $     45     $    144
                                =========    ========    ========     ========

Net income per common share....              $   0.01                 $   0.02
                                             ========                 ========

Weighted average number of
 common shares outstanding.....                 7,731                    7,776
                                             ========                 ========

Proforma net income per
 common share.................. $    0.01                $   0.01
                                =========                ========

Proforma weighted average
 number of common shares
 outstanding...................     5,874                   5,730
                                =========                ========


  The accompanying notes are an integral part of these financial statements.

                         OPTIKA IMAGING SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                          SIX MONTHS ENDED JUNE 30,
                                        --------------------------
                                                1996          1997
                                             -------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.................................. $    45      $    144
Adjustments to reconcile net income to
 net cash provided (used) by operating
 activities:
   Depreciation and amortization............     229           267
   Loss on disposal of assets...............      --            18
   Change in assets and liabilities:
      Accounts receivable, net..............  (1,074)         (760)
      Other assets, net.....................    (480)         (326)
      Accounts payable and accrued
       expenses.............................     131           474
      Deferred revenue......................     377           257
                                             -------      --------

          Net cash provided (used) by
           operations.......................    (772)           74
                                             -------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................    (321)       (1,690)
Purchase of short-term investments, net.....      --          (928)
                                             -------      --------

          Net cash used by investing
           activities.......................    (321)       (2,618)
                                             -------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt........     (40)         (223)
Proceeds from issuance of long-term debt....     321            --
Proceeds from issuance of common stock......      --           288
                                             -------      --------

          Net cash provided by
           financing activities.............     281            65
                                             -------      --------

Net decrease in cash........................    (812)       (2,479)
Cash at beginning of period.................   1,415         3,474
                                             -------      --------
Cash at end of period....................... $   603      $    995
                                             =======      ========

  The accompanying notes are an integral part of these financial statements.

                          OPTIKA IMAGING SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   GENERAL

Basis of Presentation

  The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The consolidated results of operations for the period ended June 30, 1997 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1997. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"). FAS 128 changes the computation, presentation and disclosure requirements of earnings
(loss) per share that has been previously followed by the Company. FAS 128 is effective for years ending after December 15, 1997 and early adoption is not permissible. If the provisions of FAS 128 were adopted for the three and six months ending June 30, 1997 and 1996, the Company's proforma basic net income per share and proforma diluted net income per share would have been unchanged from the net income per share reported in the Statement of Operations.

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

RESULTS OF OPERATIONS

  The Company's revenues consist primarily of license revenues which are comprised of one-time fees for the license of the Company's products, and maintenance revenues, which are comprised of fees for upgrades and technical support. The Business Solutions Partners ("BSPs") and Original Equipment Manufacturers ("OEMs"), which are responsible for the installation and integration of the software, enter into sales agreements with the end-user and purchase software directly from the Company. The software is licensed directly to the end-user by the Company through a standard shrink-wrapped license agreement. Annual maintenance agreements are also entered into between the BSPs and OEMs and the end-user, and the BSPs and OEMs then purchase maintenance services directly from the Company. For the six months ended June 30, 1997, approximately 71.6% of the Company's total revenues were derived from software licenses and approximately 17.3% of the Company's total revenues were derived from maintenance agreements. Other revenues, which are comprised of training, consulting and implementation services and third-party hardware and software products, accounted for 11.1% of the Company's total revenues.
License revenues are generally recognized upon shipment when no significant vendor obligations remain and collectibility is probable. License revenues related to contracts with significant post-delivery performance obligations are recognized when the Company's obligations are no longer significant or when the customer accepts the product, as applicable. Maintenance revenues are deferred and recognized ratably over the maintenance period, which is generally one year. Other revenues are recognized as services are performed. The Company generally does not grant rights to return products, except for defects in the performance of the products relative to specifications and pursuant to standard industry shrink-wrapped license agreements which provide for 30-day rights of return if an end-user does not accept the terms of the software license, nor does it provide provisions for price adjustments or rotation rights. However, if other rights of return are granted, revenue recognition is deferred until such rights lapse. The Company's aggregate product returns have historically been insignificant. The Company's terms of sales generally range from 30 to 60 days from date of shipment for BSPs and OEMs. Terms of sales on major accounts are generally based on the achievement of installation milestones and final system acceptance. Based on the Company's research and development process, costs incurred between the establishment of technological feasibility and general release of the software products have not been material and therefore have not been capitalized in accordance with Statement of Financial Accounting Standards No. 86. All research and development costs have been expensed as incurred.

REVENUES

  Total revenues increased 39.3% from $7.0 million for the six months ended June 30, 1996 to $9.7 million for the six months ended June 30, 1997. Total revenues increased 34.1% from $3.9 million for the quarter ended June 30, 1996 to $5.2 million for the quarter ended June 30, 1997.


  Licenses.    License revenues increased 22.9% from $5.6 million during the six months ended June 30, 1996 to $6.9 million for the six months ended June 30, 1997 and increased 19.2% from $3.1 million during the quarter ended June 30, 1996 to $3.7 million during the same period in 1997. License revenues represented 81.1% and 71.6% of the total revenues for the six months ended June 30, 1996 and 1997, respectively and 81.5% and 72.4% of the total revenues for the quarter ended June 30, 1996 and 1997, respectively. The increase in license revenue was primarily the result of increased unit sales of the FilePower Suite. The increased unit sales during the second quarter were driven, in part, by an increase in sales to international customers, primarily in Asia and Latin America. Additionally, there was increase in unit sales in the United States for the quarter ended June 30, 1997 compared to the same period a year ago. The rate of growth for license revenue during the quarter ended June 30, 1997 was lower than the rate of growth experienced in previous quarters, primarily as a result of lower growth of sales in the healthcare industry and in Europe. Revenues from the healthcare industry were affected by increased competitive pressures. Sales outside of the United States accounted for approximately 24.1% of the Company's revenues for the six months ended June 30, 1996, compared to 27.4% for the same period in 1997, and 29.3% and 24.5% for the quarter ended June 30, 1996 and 1997, respectively.

  Maintenance and Other.     Maintenance revenues, exclusive of other revenue,
increased 69.5% from $992,000 during the six months ended June 30, 1996, to $1.7 million for the six months ended June 30, 1997 and increased 64.7% from $533,000 during the quarter ended June 30, 1996 compared to $878,000 during the same period in 1997.

Maintenance revenue represented 14.3% and 17.3% of the total revenues for the six months ended June 30, 1996 and 1997, respectively and 13.8% and 17.0% of the total revenues for the quarter ended June 30, 1996 and 1997, respectively. This increase was primarily a result of an increase in the number of installed systems and the Company's continued improvements in the tracking and monitoring of expiring maintenance contracts. Other revenue, consisting primarily of consulting services, training and consulting fees represented 4.6% and 11.1% of total revenues for the six months ended June 30, 1996 and 1997, respectively and 4.6% and 10.6% of total revenues for the quarter ended June 30, 1996 and 1997, respectively. Other revenue increased primarily as a result of implementation and training revenue generated by the Company's international operations.

COST OF REVENUES

  Licenses. Cost of licenses consist primarily of royalty payments to third-party vendors, product author commissions, whereby certain of the Company's software developers are entitled to receive a specified percentage of product sales, and costs of product media, duplication, packaging and fulfillment. Cost of licenses increased from $278,000 or 4.9% of license revenues to $298,000 or 4.3% of license revenues for the six months ended June 30, 1996 and 1997, respectively. The decrease in cost of licenses from $147,000 or 4.7% of license revenues to $138,000 or 3.7% of license revenues for the quarter ended June 30, 1996 and 1997, respectively, was primarily due to negotiating lower royalty rates to third party vendors.

  Maintenance and Other. Costs of maintenance and other consist of the direct and indirect costs of providing software maintenance and support, training and consulting services to the Company's BSPs, OEMs and end-users. Cost of maintenance and other increased from $866,000 or 66.0% of maintenance and other revenues to $1.3 million or 47.3% of maintenance and other revenues for the six months ended June 30, 1996 and 1997, respectively. Cost of maintenance and other increased from $479,000 or 67.3% of maintenance and other revenues to $681,000 or 47.8% of maintenance and other revenues for the quarter ended June 30, 1996 and 1997, respectively. The decrease in cost of maintenance and other as a percentage of maintenance and other revenues is primarily a result of the leverage received from utilizing existing resources to service the Company's increased maintenance base.

OPERATING EXPENSES

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel as well as marketing, advertising and promotional expenses. Sales and marketing expenses increased from $2.9 million, or 42.1% of total revenues, for the six months ended June 30, 1996 to $4.7 million, or 48.7% of total revenues, for the six months ended June 30, 1997. Sales and marketing expenses increased from $1.7 million or 43.8% for the quarter ended June 30, 1996 to $2.6 million or 49.5% for the quarter ended June 30, 1997. The increase in sales and marketing expenditures for the six months ended June 30, 1997 is primarily attributable to additional costs resulting from the establishment of sales offices in Australia, Brazil, Germany, and Malaysia and costs associated with the continued expansion of the Company's network of BSPs and OEMs, as well as increase its regional presence throughout the world. The Company anticipates that sales and marketing expenses will continue to increase in absolute dollars in future quarters as the Company continues to build and expand its network of BSPs and OEMs.

  Research and Development. Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, as well as the cost of facilities and equipment. Research and development expenses increased from $2.2 million, or 32.0% of total revenues, for the six months ended June 30, 1996 to $2.5 million, or 26.2% of total revenues, for the six months ended June 30, 1997, respectively. Research and development expenses increased from $1.2 million or 30.5% of total revenues to $1.4 million or 26.9% of total revenues for the quarter ended June 30, 1996 and 1997, respectively. The Company expects research and development expenses to continue to increase in absolute dollars in future quarters to fund the development of new products and product enhancements.

  General and Administrative. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and outside professional fees. General and administrative expenses increased from $612,000 or 8.8% of total revenues, for the six months ended June 30, 1996 to $841,000, or 8.7% of total revenues for the six months ended June 30, 1997. General and administrative expenses increased from $324,000, or 8.4% of total revenues for the quarter ended June 30, 1996, to $438,000, or 8.5% of total revenues for the quarter ended June 30, 1997. The increase in general and administrative expenses was primarily due to the Company incurring additional administrative costs as a public company. General and administrative expenses are expected to increase in absolute dollars in future quarters as the Company expands its staffing to support expanded operations.

  Other income, net. Other income, net consists primarily of interest earned on the Company's financing activities offset by interest expense on the Company's capitalized lease obligations and other debt. The Company incurred a net other expense of $3,000 during the six months ended June 30, 1996 compared to net other income of $236,000 during the six months ended June 30, 1997. Other income increased from $5,000 during the quarter ended June 30, 1996 to $155,000 for the same period in 1997. The increase in other income for both the three and six months ended June 30, 1997 compared to the same periods in 1996 were primarily a result of interest income derived from the investment of the Company's initial public offering proceeds.

  Provision for Income Taxes. Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109. Due to the Company's history of pre-tax losses and uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes, the Company had recorded a valuation allowance against all of its net deferred tax assets as of June 30, 1996. In reaching the Company's determination of the need to provide a deferred tax valuation allowance, the Company considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence. As required by Statement of Financial Accounting Standards No. 109, management concluded that a valuation allowance against deferred tax assets was no longer appropriate as of December 31, 1996. Specifically, during 1996, the Company generated four straight quarters of profitability and pre-tax income of $1.1 million.

LIQUIDITY AND CAPITAL RESOURCES

  Cash and short-term investments at June 30, 1997 were approximately $9.9 million, decreasing by approximately $1.6 million from December 31, 1996. The decrease in cash and short-term investments is primarily due to capital expenditures associated with equipment and furnishings for the Company's new leased corporate headquarters and the company's investment in a centralized lead tracking and customer service database.

  For the six months ended June 30, 1996, net cash used in operating activities was $772,000 compared to net cash provided of $74,000 for the six months ended June 30, 1997. This was primarily attributable to an increase in collections on accounts receivable compared to the same period a year ago.

  Cash used in investing activities was $321,000 for the six months ended June 30, 1996 compared to $2.6 million for the six months ended June 30, 1997. Uses of cash consisted primarily of purchases of marketable securities from the investment of the initial public offering proceeds and capital expenditures associated with furnishing the Company's new leased corporate headquarters and an investment in a centralized lead tracking and customer service database.

  Cash provided by financing activities was $281,000 for the six months ended
June 30, 1996 and $65,000 for the six months ended June 30, 1997.   Cash
provided from financing activities resulted primarily from proceeds from the sale of securities under the Company's employee stock option plan and employee stock purchase plan, offset in part by repayments of bank borrowings, capital leases and other debt.

  At June 30, 1997, the Company's principal sources of liquidity included cash and short-term investments of approximately $9.9 million. In addition, the Company has a secured credit facility for up to $3.0 million, bearing interest at the bank's prime rate plus .75%. As of June 30, 1997, the Company had $2.8 million available for borrowing with a $200,000 outstanding letter of credit to secure the company's new leased corporate headquarters. The Company also has a term note with a principal balance of $92,000 at June 30, 1997, bearing interest at the bank's prime rate plus 2.0%. The term note is repayable in 30 equal installments of principal and accrued interest commencing July 1996. In addition, the Company has outstanding a two-year secured note with principal balance of $93,000 at June 30, 1997, bearing interest at 10.75%.

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

  History of Losses: Accumulated Deficit: Future Results of Operations Uncertain. The Company was founded in January 1988 and did not ship an integrated version of the FilePower Suite until the third quarter of 1995. Since its inception, the Company has incurred substantial costs to develop and improve its software products; to establish sales, marketing and distribution channels; and to recruit and train its employees. As a consequence, the Company has incurred net losses in three of its past six fiscal years. In addition, the Company experienced virtually no revenue growth between 1993 and 1995. As of June 30, 1997, the Company had an accumulated deficit of approximately $715,000. There can be no assurance that the Company will continue to achieve revenue growth or will be profitable on a quarterly or annual basis in the future.

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

  Significant Fluctuations in Operating Results. The Company's sales and other operating results have varied significantly in the past and will vary significantly in the future as a result of factors such as: the size and timing of significant orders and their fulfillment; the ability of the Company to achieve revenue growth in its target markets, such as healthcare; demand for the Company's products; changes in pricing policies by the Company or its competitors; the number, timing and significance of product enhancements and new product announcements by the Company and its competitors; changes in the level of operating expenses; customer order deferrals in anticipation of new products or otherwise; foreign currency exchange rates; warranty and customer support expenses; changes in its end-users' financial condition and budgetary processes; changes in the Company's sales, marketing and distribution channels; delays or deferrals of customer implementation; product life cycles; software bugs and other product quality problems; discounts; the cancellation of licenses during the warranty period or non-renewal of maintenance agreements; customization and integration problems with the end-user's legacy system; changes in the Company's strategy; the level of international expansion; and seasonal trends. A significant portion of the Company's revenues has been, and the Company believes will continue to be, derived from a limited number of orders, and the timing of such orders and their fulfillment have caused, and are expected to continue to cause, material fluctuations in the Company's operating results. Revenues are also difficult to forecast because the markets for the Company's products are rapidly evolving, and the sales cycle of the Company and of its BSPs and OEMs, from initial evaluation to purchase, is lengthy and varies substantially from end-user to end-user. To achieve its quarterly revenue objectives, the Company depends upon obtaining orders in any given quarter for shipment in that quarter. Product orders are typically shipped shortly after receipt; consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's revenues. Furthermore, the Company has often recognized most of its revenues in the last month, or even in the last weeks or days, of a quarter. Accordingly, a delay in shipment near the end of a particular quarter may cause revenues in a particular quarter to fall significantly below the Company's expectations and may materially adversely affect the Company's operating results for such quarter. Conversely, to the extent that significant revenues occur earlier than expected, operating results for subsequent quarters may fail to keep pace with results of previous quarters or even decline. The Company also has recorded generally lower sales in the first quarter than in the immediately preceding quarter, as a result of, among other factors, end-users' purchasing and budgeting practices and the Company's sales commission practices, and the Company expects this pattern to continue in future years. To the extent that future international operations constitute a higher percentage of total revenues, the Company anticipates that it may also experience relatively weaker demand in the third quarter as a result of reduced sales in Europe during the summer months. A significant portion of the Company's expenses are relatively fixed in the short term. Accordingly, if revenue levels fall below expectations, operating results are likely to be disproportionately and adversely affected. As a result of these and other factors, the Company believes that its quarterly operating results will vary in the future, and that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Furthermore, due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

  Risks Associated with the FPhealthcare Suite. The Company's future performance will depend in part upon its ability to complete the development of, and achieve commercial acceptance for, the FPhealthcare Suite, the Company's first software product tailored for an industry-specific application. The FPhealthcare Suite is being developed in response to an order by St. Elizabeth Medical Center ("SEMC"), and only a limited number of end-users have purchased any of the software modules contained in this suite. To date, five of the seven software modules currently comprising the FPhealthcare Suite have been developed, and the remaining two modules are under development and are currently expected to be completed in early-1998. However, there can be no assurances that any such modules can be completed in such time frame. Delays in the completion of the remaining modules could occur due to a variety of factors such as turnover among software engineers, software bugs or other product quality problems. The Company may add additional software modules to extend the functionality of the FPhealthcare Suite. Four of the developed modules have been installed at SEMC's site. If the Company fails to complete the FPhealthcare Suite to SEMC's satisfaction in a timely manner, the Company's ability to market its products to other prospective end-users in the healthcare industry would be materially impaired. The FPhealthcare Suite has not achieved widespread customer acceptance; this acceptance will depend, in part, on the Company's ability to complete and market this software successfully. The failure of the Company to develop its distribution channel to include healthcare sales expertise in a timely manner will negatively impact its ability to gain broad acceptance in the healthcare market.

  Reliance on Indirect Distribution Channels; Potential for Channel Conflict. The Company's future results of operations will depend on the success of its marketing and distribution strategy, which relies, to a significant degree, upon BSPs and OEMs to sell and install the Company's software, and provide post-sales support. In 1996, the Company's top 53 BSPs/OEMs accounted for approximately 80% of its revenues, and substantially all of the Company's total revenues were derived from sales by BSPs and OEMs. These relationships are usually established through formal agreements that generally do not grant exclusivity, do not prevent the distributor from carrying competing product lines and do not require the distributor to purchase any minimum dollar amount of the Company's software. There can be no assurance that any BSPs will continue to represent the Company or sell its products. Furthermore, there can be no assurance that other BSPs, some of which have significantly greater financial, marketing and other resources than the Company, will not develop or market software products which compete with the Company's products or will not otherwise discontinue their relationship with, or support of, the Company. Some of the Company's BSPs are small companies that have limited financial and other resources which could impair their ability to pay the Company. To date, the Company's inability to receive payments from such BSPs has not had a material adverse effect on the Company's business, results of operations or financial condition. The Company's OEMs currently compete with the Company and its BSPs. Selling through indirect channels may also hinder the Company's ability to forecast sales accurately, evaluate customer satisfaction, provide quality service and support or recognize emerging customer requirements. The Company's strategy of marketing its products indirectly through BSPs and OEMs may result in distribution channel conflicts. To the extent that different BSPs and OEMs target the same customers, they may come into conflict with each other. Although the Company has attempted to allocate certain territories for its products among its distribution channels in a manner to avoid potential conflicts, there can be no assurance that channel conflict will not materially and adversely affect its relationship with existing BSPs and OEMs, or adversely affect its ability to attract new BSPs and OEMs. The loss by the Company of a number of its more significant BSPs or OEMs, the inability of the Company to obtain qualified new BSPs or OEMs, or to obtain access to the channels of distribution offering software products to the Company's targeted markets, or the failure of BSPs or OEMs to pay the Company for its software, could have a material adverse effect on the Company's business, results of operations, or financial condition.

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

  Risks Associated with Acquisitions. Optika has consummated several acquisitions, including the acquisitions of TEAMWorks Technologies, Inc. ("TEAMWorks") in 1994 (the "TEAMWorks Acquisition"); and IPRS Asia (S) Pte Ltd., a Singapore company ("IPRS"), and Intuit Development Limited, a Hong Kong company ("Intuit"), in 1995 (the "IPRS/Intuit Acquisition") (collectively, the "Acquisitions"); and continues to evaluate potential acquisitions of businesses, products and technologies. In 1995, the Company terminated all of the operations of TEAMWorks due to the failure of the TEAMWorks products to achieve market acceptance and the Company's lack of experience in selling such products. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, potentially dilutive issuances of equity securities, accounting charges, debt assumptions, operating companies in different geographic locations with different cultures, the potential loss of key employees of the acquired company, the diversion of management's attention from other business concerns and the risks of entering markets in which the Company has no or limited direct prior experience. There can be no assurance that suitable acquisition candidates will be identified, that any acquisitions can be consummated or that any acquired businesses or products can be successfully integrated into the Company's operations. In addition, there can be no assurance that the Acquisitions or any future acquisitions will not have a material adverse effect upon the Company's business, results of operations or financial condition, particularly in the quarters immediately following the consummation of such transactions, due to operational disruptions, severance expenses, unexpected expenses and accounting charges which may be associated with the integration of such acquisitions.

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

  International Operations. Sales outside the United States accounted for 27.4% of the Company's revenues for the six months ended June 30, 1997. An important element of the Company's strategy is to expand its international operations, including the development of certain third-party distributor relationships and the hiring of additional sales representatives, each of which involves a significant investment of time and resources. There can be no assurance that the Company will be successful in expanding its international operations. In addition, the Company has only limited experience in developing localized versions of its products and marketing and distributing its products internationally. There can be no assurance that the Company will be able to successfully localize, market, sell and deliver its products internationally. The inability of the Company to successfully expand its international operations in a timely manner could materially and adversely affect the Company's business, results of operations, and financial condition. The Company's international revenues may be denominated in foreign or United States currency. The Company does not currently engage in foreign currency hedging transactions; as a result, a decrease in the value of foreign currencies relative to the United States dollar could result in losses from transactions denominated in foreign currencies, could make the Company's software less price-competitive, and could have a material adverse effect upon the Company's business, results of operations, and financial condition. In addition, the Company's international business is, and will continue to be, subject to a variety of risks, including: delays in establishing international distribution channels; difficulties in collecting international accounts receivable; increased costs associated with maintaining international marketing and sales efforts; unexpected changes in regulatory requirements, tariffs and other trade barriers; political and economic instability; limited protection for intellectual property rights in certain countries; lack of acceptance of localized products in foreign countries; difficulties in managing international operations, potentially adverse tax consequences including, restrictions on the repatriation of earnings; and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, the Company's results of operations. Although the Company's products are subject to export controls under United States laws, the Company believes it has obtained all necessary export approvals. However, the inability of the Company to obtain required approvals under any applicable regulations could adversely affect the ability of the Company to make international sales.

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

  Control by Existing Stockholders; Effects of Certain Anti-Takeover Provisions. Members of the Board of Directors, and the executive officers of the Company, together with members of their families and entities that may be deemed affiliates of, or related to, such persons or entities, beneficially own approximately 51% of the outstanding shares of Common Stock of the Company. Accordingly, these stockholders would, if acting in concert, be able to elect all members of the Company's Board of Directors and determine the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. Certain provisions of the Company's Certificate of Incorporation, equity incentive plans, Bylaws, and Delaware law may also discourage certain transactions involving a change in control of the Company. This level of ownership by such persons and entities, when combined with the Company's classified Board of Directors and the ability of the Board of Directors to issue "blank check" preferred stock without further stockholder approval, may have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of Common Stock.

                          PART II - OTHER INFORMATION



Item 1 - Legal Proceedings.

         None.

Item 2 - Changes in Securities.

          None.

Item 3 - Defaults upon Senior Securities.

         None.

Item 4 - Submission of Matters to a Vote of Security Holders.

         None.

Item 5 - Other Information.

         None.

Item 6 - Exhibits and Reports on Form 8-K

         (a)   Exhibits

               20  Financial data schedule.

         (b)   Reports on Form 8-K

               No reports on Form 8-K C have been filed during the quarter ended June 30, 1997.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          OPTIKA IMAGING SYSTEMS, INC.
                                          (Registrant)



         August 13, 1997                          /s/ Mark K. Ruport
         ---------------                  ---------------------------------
             (Date)                                 Mark K. Ruport
                                           Chairman of the Board, President
                                             and Chief Executive Officer
                                            (Principal Executive Officer)


         August 13, 1997                           /s/ Steven M. Johnson
         ---------------                  ---------------------------------
              (Date)                                Steven M. Johnson
                                                 Chief Financial Officer
                                           (Principal Financial Officer and
                                             Principal Accounting Officer)