Form 10-Q
period 1997-09-30
OPTIKA IMAGING SYSTEMS INC
filed 1997-11-14
CIK 1014920

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1997

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
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES    X     NO     .
                                               -------    -----

           6,853,524 SHARES OF THE REGISTRANT'S COMMON STOCK, $.001 PAR VALUE PER SHARE, WERE OUTSTANDING AS OF NOVEMBER 7, 1997

===============================================================================

                                     INDEX



                                                                            PAGE
                                                                            ----


PART I - FINANCIAL INFORMATION

     Item 1 -  Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets as of
                December 31, 1996 and September 30, 1997 (Unaudited)          1

               Condensed Consolidated Statements of Operations for
                the three-month and nine-month
                periods ended September 30, 1996 and 1997 (Unaudited)         2

               Condensed Consolidated Statements of Cash Flows for
                the nine-month periods ended September 30, 1996
                and 1997 (Unaudited)                                          3

               Notes to Condensed Consolidated Financial Statements
                (Unaudited)                                                   4

     Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           5

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                              15

     Item 2 - Changes in Securities                                          15

     Item 3 - Defaults on Senior Securities                                  15

     Item 4 - Submission of Matters to a Vote of Security Holders            15

     Item 5 - Other Information                                              15

     Item 6 - Exhibits and Reports on Form 8-K                               15

     Signatures                                                              16

                          OPTIKA IMAGING SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)



                                                                              DECEMBER 31,         SEPTEMBER 30,
                                                                                  1996                 1997
                                                                           -----------------    -----------------
                                                                                                    (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents......................................             $  3,474             $  1,375
   Short-term investments.........................................                8,025                7,898
   Accounts receivable, net.......................................                5,766                7,397
   Other current assets...........................................                  825                1,077
                                                                              ---------            ---------
         Total current assets.....................................               18,090               17,747
                                                                              ---------            ---------

Fixed assets, net.................................................                1,038                2,716
Other assets, net.................................................                1,130                1,028
                                                                              ---------            ---------
                                                                               $ 20,258             $ 21,491
                                                                              =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt..............................             $    280             $     92
   Accounts payable and accrued expenses..........................                2,134                2,326
   Deferred revenue...............................................                1,859                2,310
                                                                              ---------            ---------
          Total current liabilities...............................                4,273                4,728
                                                                              ---------            ---------
Long-term debt....................................................                  136                   --

Commitments and contingencies
 Common stockholders' equity:
   Common stock; $.001 par value; 25,000,000 shares authorized;
      6,670,319 and 6,844,024 shares issued and outstanding
      at December 31, 1996 and September 30, 1997, respectively...                    7                    7
      Additional paid-in capital..................................               16,701               17,161
      Retained deficit............................................                 (859)                (405)
                                                                              ---------            ---------
          Total common stockholders' equity.......................               15,849               16,763
                                                                              ---------            ---------
                                                                               $ 20,258             $ 21,491
                                                                              =========            =========

   The accompanying notes are an integral part of these financial statements.

                          OPTIKA IMAGING SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)



                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                SEPTEMBER 30,                     SEPTEMBER 30,
                                                         --------------------------         -----------------------
                                                             1996         1997                 1996         1997
                                                         -----------    -----------         ----------    ---------
Revenues:
   Licenses............................................ $   3,309       $   4,273            $  8,957     $ 11,213
   Maintenance and other...............................     1,002           1,533               2,315        4,285
                                                         --------       ---------             -------      -------
     Total revenues....................................     4,311           5,806              11,272       15,498

Cost of revenues:
   Licenses............................................       150             172                 427          470
   Maintenance and other...............................       439             764               1,306        2,066
                                                         --------       ---------             -------      -------
      Total cost of revenues...........................       589             936               1,733        2,536
                                                         --------       ---------             -------      -------

Gross profit...........................................     3,722           4,870               9,539       12,962

Operating expenses:
   Sales and marketing.................................     1,998           2,649               4,924        7,364
   Research and development............................     1,233           1,360               3,463        3,902
   General and administrative..........................       302             474                 915        1,315
                                                         --------       ---------             -------      -------
      Total operating expenses.........................     3,533           4,483               9,302       12,581
                                                         --------       ---------             -------      -------

Income from operations.................................       189             387                 237          381

Other income, net......................................        72             113                  69          349
                                                         --------       ---------             -------      -------
Income before provision for income taxes...............       261             500                 306          730
Provision for income taxes.............................        27             190                  27          276
                                                         --------       ---------             -------      -------
Net income.............................................  $    234        $    310            $    279      $   454
                                                         ========       =========             =======      =======

Net income per common share...........................         --        $   0.04                  --      $  0.06
                                                                        =========                          =======

Weighted average number of common shares outstanding..         --           7,623                  --        7,725
                                                                        =========                          =======

Proforma net income per common share..................   $   0.03              --            $   0.05           --
                                                         ========                             =======

Proforma weighted average number of common shares
  outstanding.........................................      7,114              --               6,191           --
                                                         ========                             =======



   The accompanying notes are an integral part of these financial statements.

                          OPTIKA IMAGING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)



                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                             -----------------------------------
                                                                                  1996                1997
                                                                             ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...................................................                   $   279              $   454
Adjustments to reconcile net income to net cash provided (used)
  by operating activities:
   Depreciation and amortization............................                        357                  439
   Loss on disposal of assets...............................                         --                   18
   Provision for loss on accounts receivable................                        (22)                  --
   Change in assets and liabilities:
      Accounts receivable...................................                     (1,290)              (1,631)
      Other assets, net.....................................                       (491)                (178)
      Accounts payable and accrued expenses.................                        385                  192
      Deferred revenue......................................                        168                  451
                                                                               --------              -------
          Net cash used by operations.......................                       (614)               (255)
                                                                               --------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................                       (503)             (2,107)
Purchase of short-term investments, net.....................                    (10,072)                127
                                                                               --------              -------
          Net cash used by investing activities.............                    (10,575)             (1,980)
                                                                               --------              -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt........................                       (364)               (324)
Proceeds from issuance of long-term debt....................                        429                  --
Proceeds from issuance of common stock......................                     11,105                 460
                                                                               --------              -------
          Net cash provided by financing activities.........                     11,170                 136
                                                                               --------              -------
Net decrease in cash........................................                       (19)              (2,099)

Cash at beginning of period.................................                     1,415                3,474
                                                                               --------              -------
Cash at end of period.......................................                   $ 1,396              $ 1,375
                                                                               ========             ========



   The accompanying notes are an integral part of these financial statements.

                          OPTIKA IMAGING SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.       GENERAL

Basis of Presentation
         The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The consolidated results of operations for the period ended September 30, 1997 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1997. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"). FAS 128 changes the computation, presentation and disclosure requirements of earnings (loss) per share that has been previously followed by the Company. FAS 128 is effective for years ending after December 15, 1997 and early adoption is not permissible. If the provisions of FAS 128 were adopted for the three and nine months ending September 30, 1997 and 1996, the Company's proforma basic net income per share would have been $0.05 and $0.07 per share for the three and nine months ended September 30, 1997 and $0.04 and $0.06 per share for the same periods ended September 30, 1996.



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

3.       SUBSEQUENT EVENT

         On October 21, 1997, LanVision Systems, Inc. ("LanVision") signed a letter of intent to acquire the majority of Optika's healthcare specific products that were formerly included in the the FPhealthcare suite. The closing of the healthcare division will result in a pre-tax restructuring charge of $1.0 to $1.2 million to Optika in the quarter ended December 31, 1997. This charge will cover the costs associated with closing the Company's Boston facility and discontinuing the Company's vertical healthcare applications.

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

RESULTS OF OPERATIONS

         The Company's revenues consist primarily of license revenues which are comprised of one-time fees for the license of the Company's products, and maintenance revenues, which are comprised of fees for upgrades and technical support. The Business Solutions Partners ("BSPs") and Original Equipment Manufacturers ("OEMs"), which are responsible for the installation and integration of the software, enter into sales agreements with the end-user and purchase software directly from the Company. The software is licensed directly to the end-user by the Company through a standard shrink-wrapped license agreement. Annual maintenance agreements are also entered into between the BSPs and OEMs and the end-user, and the BSPs and OEMs then purchase maintenance services directly from the Company. For the nine months ended September 30, 1997, approximately 72.4% of the Company's total revenues were derived from software licenses and approximately 17.0% of the Company's total revenues were derived from maintenance agreements. Other revenues, which are comprised of training, consulting and implementation services and third-party hardware and software products, accounted for 10.6% of the Company's total revenues. License revenues are generally recognized upon shipment when no significant vendor obligations remain and collectibility is probable. License revenues related to contracts with significant post-delivery performance obligations are recognized when the Company's obligations are no longer significant or when the customer accepts the product, as applicable. Maintenance revenues are deferred and recognized ratably over the maintenance period, which is generally one year. Other revenues are recognized as services are performed. The Company generally does not grant rights to return products, except for defects in the performance of the products relative to specifications and pursuant to standard industry shrink-wrapped license agreements which provide for 30-day rights of return if an end-user does not accept the terms of the software license, nor does it provide provisions for price adjustments or rotation rights. However, if other rights of return are granted, revenue recognition is deferred until such rights lapse. The Company's aggregate product returns have historically been insignificant. The Company's terms of payment generally range from 30 to 60 days from date of shipment for BSPs and OEMs. Terms of payment on major accounts are generally based on the achievement of installation milestones and final system acceptance and terms may extend beyond 12 months. Based on the Company's research and development process, costs incurred between the establishment of technological feasibility and general release of the software products have not been material and therefore have not been capitalized in accordance with Statement of Financial Accounting Standards No. 86. All research and development costs have been expensed as incurred.


REVENUES

         Total revenues increased 37.5% from $11.3 million for the nine months ended September 30, 1996 to $15.5 million for the nine months ended September 30, 1997. Total revenues increased 34.7% from $4.3 million for the quarter ended September 30, 1996 to $5.8 million for the quarter ended September 30, 1997.

         Licenses.    License revenues increased 25.2% from $9.0 million during
the nine months ended September 30, 1996 to $11.2 million for the nine months ended September 30, 1997 and increased 29.1% from $3.3 million during the quarter ended September 30, 1996 to $4.3 million during the same period in 1997. License revenues represented 79.5% and 72.4% of the total revenues for the nine months ended September 30, 1996 and 1997, respectively and 76.8% and 73.6% of the total revenues for the quarter ended September 30, 1996 and 1997, respectively. The increase in license revenue was primarily the result of increased sales of the FilePower Suite. The increased sales during the third quarter were driven by an increase in sales in the United States compared to the same period a year ago. The rate of growth for license revenue during the quarter ended September 30, 1997 was lower than the rate of growth experienced in previous quarters, primarily as a result of lower growth of sales in the healthcare industry and in Europe. Sales outside of the United States accounted for approximately 29.4% of the Company's revenues for the nine months ended September 30, 1996, compared to 24.1% for the same period in 1997, and 37.9% and 18.7% for the quarter ended September 30, 1996 and 1997, respectively.

         Maintenance and Other.     Maintenance revenues, exclusive of other
revenue, increased 61.1% from $1.6 million during the nine months ended September 30, 1996, to $2.6 million for the nine months ended September 30, 1997 and increased 48.3% from $642,000 during the quarter ended September 30, 1996 compared to $952,000 during the same period in 1997. Maintenance revenue represented 14.5% and 17.0% of the total revenues for the nine months ended September 30, 1996 and 1997, respectively and 14.9% and 16.4% of the total revenues for the quarter ended September 30, 1996 and 1997, respectively. This increase was primarily a result of an increase in the number of installed systems and the Company's continued improvements in the tracking and monitoring of expiring maintenance contracts. Other revenue, consisting primarily of consulting services, training and consulting fees represented 6.0% and 10.6% of total revenues for the nine months ended September 30, 1996 and 1997, respectively and 8.4% and 10.0% of total revenues for the quarter ended September 30, 1996 and 1997, respectively.


COST OF REVENUES

         Licenses. Cost of licenses consist primarily of royalty payments to third-party vendors, product author commissions, whereby certain of the Company's software developers are entitled to receive a specified percentage of product sales, and costs of product media, duplication, packaging and fulfillment. Cost of licenses increased from $427,000 or 4.8% of license revenues to $470,000 or 4.2% of license revenues for the nine months ended
September 30, 1996 and 1997, respectively.   Cost of licenses increased from
$150,000 or 4.5% of license revenues to $172,000 or 4.0% of license revenues for the quarter ended September 30, 1996 and 1997, respectively. The increase in cost of licenses for the three and nine month periods ended September 30, 1997 compared to the same period a year ago was primarily due to increased license revenues.

         Maintenance and Other.    Costs of maintenance and other consist of the
direct and indirect costs of providing software maintenance and support, training and consulting services to the Company's BSPs, OEMs and end-users. Cost of maintenance and other increased from $1.3 million or 56.4% of maintenance and other revenues to $2.1 million or 48.2% of maintenance and other revenues for the nine months ended September 30, 1996 and 1997, respectively. The decrease in cost of maintenance and other as a percentage of maintenance and other revenues is primarily a result of the leverage received from utilizing existing resources to service the Company's increased maintenance base. Cost of maintenance and other increased from $439,000 or 43.8% of maintenance and other revenues to $764,000 or 49.8% of maintenance and other revenues for the quarter ended September 30, 1996 and 1997, respectively. The increase in cost of maintenance and other as a percentage of maintenance and other revenues is primarily a result of increased consulting, project management and training services being provided to customers.


OPERATING EXPENSES

         Sales and Marketing.    Sales and marketing expenses consist primarily
of salaries, commissions and other related expenses for sales and marketing personnel as well as marketing, advertising and promotional expenses. Sales and marketing expenses increased from $4.9 million, or 43.7% of total revenues, for the nine months ended September 30, 1996 to $7.4 million, or 47.5% of total revenues, for the nine months ended September 30, 1997. Sales and marketing expenses increased from $2.0 million or 46.3% for the quarter ended September 30, 1996 to $2.6 million or 45.6% for the quarter ended September 30, 1997. The increase in sales and marketing expenditures for the nine months ended September 30, 1997 is primarily attributable to additional costs resulting from the establishment of sales offices in Australia, Brazil, Germany, and the expansion of the North American sales staff. The Company anticipates that sales and marketing expenses will continue to increase in absolute dollars in future quarters as the Company continues to build and expand its network of BSPs and OEMs and opening additional sales offices abroad.

         Research and Development.    Research and development expenses consist
primarily of salaries and other related expenses for research and development personnel, as well as the cost of facilities and equipment. Research and development expenses increased from $3.5 million, or 30.7% of total revenues, for the nine months ended September 30, 1996 to $3.9 million, or 25.2% of total
revenues, for the nine months ended September 30, 1997, respectively.   Research
and development expenses increased from $1.2 million or 28.6% of total revenues to $1.4 million or 23.4% of total revenues for the quarter ended September 30,
1996 and 1997, respectively.   The Company expects research and development
expenses to decrease in the fourth quarter due to the closing of the healthcare division but will continue to increase in absolute dollars in subsequent future quarters to fund the development of new products and product enhancements.

         General and Administrative.    General and administrative expenses
consist primarily of salaries and other related expenses of administrative, executive and financial personnel and outside professional fees. General and administrative expenses increased from $915,000 or 8.1% of total revenues, for the nine months ended September 30, 1996 to $1.3 million, or 8.5% of total revenues for the nine months ended September 30, 1997. General and administrative expenses increased from $302,000, or 7.0% of total revenues for the quarter ended September 30, 1996, to $474,000, or 8.2% of total revenues for the quarter ended September 30, 1997. The increase in general and administrative expenses was primarily due to the Company incurring additional administrative costs as a public company and costs to support expanding worldwide operations. General and administrative expenses are expected to increase in absolute dollars in future quarters as the Company expands its staffing to support expanded operations.

         Other income, net. Other income, net consists primarily of interest earned on the Company's financing activities offset by interest expense on the Company's capitalized lease obligations and other debt. The Company attained a net other income of $69,000 during the nine months ended September 30, 1996 compared to net other income of $349,000 during the nine months ended September 30, 1997. Other income increased from $72,000 during the quarter ended September 30, 1996 to $113,000 for the same period in 1997. The increase in other income for both the three and nine months ended September 30, 1997 compared to the same periods in 1996 were primarily a result of interest income derived from the investment of the Company's initial public offering proceeds.

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

         Subsequent Event. On October 21, 1997, LanVision Systems, Inc. ("LanVision") signed a letter of intent to acquire the majority of Optika's healthcare specific products that were formerly included in the the FPhealthcare suite. The closing of the healthcare division will result in a pre-tax restructuring charge of $1.0 to $1.2 million to Optika in the quarter ended December 31, 1997. This charge will cover the costs associated with closing the Company's Boston facility and discontinuing the Company's vertical healthcare applications.


LIQUIDITY AND CAPITAL RESOURCES

         Cash and short-term investments at September 30, 1997 were approximately $9.3 million, decreasing by approximately $2.2 million from December 31, 1996. The decrease in cash and short-term investments is primarily due to capital expenditures associated with equipment and furnishings for the Company's new leased corporate headquarters, the company's investment in a centralized lead tracking and customer service database, and an investment in a new financial accounting system.

         For the nine months ended September 30, 1996, net cash used in operating activities was $614,000 compared to net cash used of $255,000 for the nine months ended September 30, 1997. This was primarily attributable to improved earnings and an increase in deferred maintenance revenues due to an increase in the Company's installed base .

         Cash used in investing activities was $10.6 million for the nine months ended September 30, 1996 compared to $2.0 million for the nine months ended September 30, 1997. For the nine months ended, September 30, 1997 uses of cash consisted primarily of capital expenditures associated with furnishing the Company's new leased corporate headquarters, an investment in a centralized lead tracking and customer service database, and an investment in a new financial accounting system. For the nine months ended September 30, 1996, uses of cash consisted primarily of purchases of marketable securities.

         Cash provided by financing activities was $11.2 million for the nine months ended September 30, 1996 and $136,000 for the nine months ended September
30, 1997.   Cash provided from financing activities for the nine months ended
September 30, 1997 resulted primarily from proceeds from the sale of securities under the Company's employee stock option plan and employee stock purchase plan, offset in part by repayments of bank borrowings, capital leases and other debt. Cash provided from financing activities for the nine months ended September 30, 1996 consisted primarily of the proceeds from the Company's initial public offering.

         At September 30, 1997, the Company's principal sources of liquidity included cash and short-term investments of approximately $9.3 million. In addition, the Company has a secured credit facility for up to $3.0 million, bearing interest at the bank's prime rate plus .75%. As of September 30, 1997, the Company had $2.8 million available for borrowing with a $220,000 outstanding letter of credit to secure the company's new leased corporate headquarters.

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

   History of Losses; Accumulated Deficit; Future Results of Operations Uncertain. The Company was founded in January 1988 and did not ship an integrated version of the FilePower Suite until the third quarter of 1995.
Since its inception, the Company has incurred substantial costs to develop and improve its software products; to establish sales, marketing and distribution channels; and to recruit and train its employees. As a consequence, the Company has incurred net losses in three of its past nine fiscal years. In addition, the Company experienced virtually no revenue growth between 1993 and 1995. As of September 30, 1997, the Company had an accumulated deficit of approximately $405,000. There can be no assurance that the Company will continue to achieve revenue growth or will be profitable on a quarterly or annual basis in the future.

   Restructuring Associated with the Sale of FPhealthcare Suite. The Company has entered into a letter of intent with LanVision for the sale of the majority of the software products that previously comprised the FPhealthcare suite of
products.   The FPhealthcare  suite was being developed in response to an order by St. Elizabeth Medical Center and there has been a limited number of customers who have also licensed the software. The Company intends to close its healthcare division, which is currently located in Boston, Massachusetts. The Company anticipates a restructuring charge of $1.0 to $1.2 million associated with the closing of the Boston facility and charges related to the discontinuation of the FPhealthcare suite. There can be no assurance that the Company will not incur additional expenses as a result of the sale of the healthcare division. The sale of a division of a business also involves special risks and uncertainties, some of which may not be foreseeable or within the Company's control, such as unforeseen severance costs, disputes with terminated employees, disputes with customers who have purchased the FPhealthcare suite or disputes with the buyer of the division. There can be no assurance that the Company will not experience unforeseen costs associated with the sale of the healthcare division, and such unforeseen costs could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, revenues from the healthcare division accounted for 10.4% and 7.3% of the Company's total revenues in the nine months ending September 30, 1996 and 1997, respectively, and 12.4% of total revenues in the twelve month period ending December 31, 1996. There can be no assurance that the Company will be able to achieve additional sales of its other software products or services to offset lost revenues from the healthcare division.

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

   Significant Fluctuations in Operating Results. The Company's sales and other operating results have varied significantly in the past and will vary significantly in the future as a result of factors such as: the size and timing of significant orders and their fulfillment; the ability of the Company to achieve revenue growth in its target markets, demand for the Company's products; changes in pricing policies by the Company or its competitors; the number, timing and significance of product enhancements and new product announcements by the Company and its competitors; changes in the level of operating expenses; customer order deferrals in anticipation of new products or otherwise; foreign currency exchange rates; warranty and customer support expenses; changes in its end-users' financial condition and budgetary processes; changes in the Company's sales, marketing and distribution channels; delays or deferrals of customer implementation; product life cycles; software bugs and other product quality problems; discounts; the cancellation of licenses during the warranty period or non-renewal of maintenance agreements; customization and integration problems with the end-user's legacy system; changes in the Company's strategy; the level of international expansion; and seasonal trends. A significant portion of the Company's revenues has been, and the Company believes will continue to be, derived from a limited number of orders, and the timing of such orders and their fulfillment have caused, and are expected to continue to cause, material fluctuations in the Company's operating results. Revenues are also difficult to forecast because the markets for the Company's products are rapidly evolving, and the sales cycle of the Company and of its BSPs and OEMs, from initial evaluation to purchase, is lengthy and varies substantially from end-user to end-user. To achieve its quarterly revenue objectives, the Company depends upon obtaining orders in any given quarter for shipment in that quarter. Product orders are typically shipped shortly after receipt; consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's revenues. Furthermore, the Company has often recognized most of its revenues in the last month, or even in the last weeks or days, of a quarter. Accordingly, a delay in shipment near the end of a particular quarter may cause revenues in a particular quarter to fall significantly below the Company's expectations and may materially adversely affect the Company's operating results for such quarter. Conversely, to the extent that significant revenues occur earlier than expected, operating results for subsequent quarters may fail to keep pace with results of previous quarters or even decline. The Company also has recorded generally lower sales in the first quarter than in the immediately preceding quarter, as a result of, among other factors, end-users' purchasing and budgeting practices and the Company's sales commission practices, and the Company expects this pattern to continue in future years. To the extent that future international operations constitute a higher percentage of total revenues, the Company anticipates that it may also experience relatively weaker demand in the third quarter as a result of reduced sales in Europe during the summer months. A significant portion of the Company's expenses are relatively fixed in the short term. Accordingly, if revenue levels fall below expectations, operating results are likely to be disproportionately and adversely affected. As a result of these and other factors, the Company believes that its quarterly operating results will vary in the future, and that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Furthermore, due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

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

   Product Concentration; Dependence on Emerging Market for Integrated Imaging Systems. To date, substantially all of the Company's revenues have been attributable to sales of the FilePower Suite and individual software modules which comprise the FilePower Suite . The Company currently expects the FilePower Suite to account for substantially all of its future revenues. As a result, factors adversely affecting the pricing of, or demand for, such products, such as competition or technological change, could have a material adverse effect on the Company's business, results of operations, and financial condition. The Company's future financial performance will depend in general on growth in the relatively small and emerging market for imaging software products, and in particular on the successful development, introduction and customer acceptance of new and enhanced versions of its existing software products such as the FilePower Suite,. There can be no assurance that such market will grow or that the Company will be successful in developing and marketing these or any other products, or that any of these products will achieve widespread customer acceptance. If the document imaging software market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, results of operations, and financial condition would be materially and adversely affected.

   Lengthy and Complex Sales and Implementation Cycles; Dependence on Capital Spending. The license of the Company's software products is typically an executive-level decision by prospective end-users, and generally requires for the Company and its BSPs and OEMs to engage in a lengthy and complex sales cycle (typically between nine and twelve months from the initial contact date). In addition, the implementation by customers of the imaging products offered by the Company may involve a significant commitment of resources by such customers over an extended period of time. For these and other reasons, the sales and customer implementation cycles are subject to a number of significant delays over which the Company has little or no control. The Company's future performance also depends upon the capital expenditure budgets of its customers and the demand by such customers for the Company's products. Certain industries to which the Company sells its products, such as the financial services industry, are highly cyclical. The Company's operations may in the future be subject to substantial period-to-period fluctuations as a consequence of such industry patterns, domestic and foreign economic and other conditions, and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect on the Company's business, results of operations, and financial condition.

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

   Management Changes; No Assurance of Successful Expansion of Operations. Most of the Company's senior management team have joined the Company within the last three years. There can be no assurance that these individuals will be able to achieve and manage growth, if any, or build an infrastructure necessary to operate the Company. The Company's ability to compete effectively and to manage any future growth will require that the Company continue to assimilate new personnel and to expand, train and manage its work force. The Company intends to continue to increase the scale of its operations significantly to support anticipated increases in revenues, and to address critical infrastructure and other requirements. These increases have included and will include the leasing of new space, the opening of additional foreign offices, the Acquisitions and other potential acquisitions, significant increases in research and development to support product development, and the hiring of additional personnel in sales and marketing. The increased scale of operations has resulted in significantly higher operating expenses, which are expected to continue to increase significantly in the future. If the Company's revenues do not correspondingly increase, the Company's results of operations would be materially and adversely affected. Expansion of the Company's operations has caused, and is continuing to impose, a significant strain on the Company's management, financial and other resources. The Company's ability to manage its recent, and any future, growth (should it occur) will depend upon a significant expansion of its internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business, could have a material adverse effect on the Company's business, financial condition, and results of operations. In this regard, any significant revenue growth will be dependent in significant part upon the Company's expansion of its marketing, sales and BSP support capabilities. This expansion will continue to require significant expenditures to build the necessary infrastructure. There can be no assurance that the Company's efforts to expand its marketing, sales and customer support efforts will be successful or will result in additional revenues or profitability in any future period.

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

   International Operations. Sales outside the United States accounted for 24.1% of the Company's revenues for the nine months ended September 30, 1997.
An important element of the Company's strategy is to expand its international operations, including the development of certain third-party distributor relationships and the hiring of additional sales representatives, each of which involves a significant investment of time and resources. There can be no assurance that the Company will be successful in expanding its international operations. In addition, the Company has only limited experience in developing localized versions of its products and marketing and distributing its products internationally. There can be no assurance that the Company will be able to successfully localize, market, sell and deliver its products internationally. The inability of the Company to successfully expand its international operations in a timely manner could materially and adversely affect the Company's business, results of operations, and financial condition. The Company's international revenues may be denominated in foreign or United States currency. The Company does not currently engage in foreign currency hedging transactions; as a result, a decrease in the value of foreign currencies relative to the United States dollar could result in losses from transactions denominated in foreign currencies, could make the Company's software less price-competitive, and could have a material adverse effect upon the Company's business, results of operations, and financial condition. In addition, the Company's international business is, and will continue to be, subject to a variety of risks, including: delays in establishing international distribution channels; difficulties in collecting international accounts receivable; increased costs associated with maintaining international marketing and sales efforts; unexpected changes in regulatory requirements, tariffs and other trade barriers; political and economic instability; limited protection for intellectual property rights in certain countries; lack of acceptance of localized products in foreign countries; difficulties in managing international operations, potentially adverse tax consequences including, restrictions on the repatriation of earnings; and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, the Company's results of operations. Although the Company's products are subject to export controls under United States laws, the Company believes it has obtained all necessary export approvals. However, the inability of the Company to obtain required approvals under any applicable regulations could adversely affect the ability of the Company to make international sales.

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

         None

Item 3 - Defaults upon Senior Securities.

         None.

Item 4 - Submission of Matters to a Vote of Security Holders.

         None.

Item 5 - Other Information.

         None.

Item 6 - Exhibits and Reports on Form 8-K.

         (a)  Exhibits

                 27  Financial data schedule.

         (b)  Reports on Form 8-K

                 No reports on Form 8-K have been filed during the quarter ended September 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              OPTIKA IMAGING SYSTEMS, INC.
                                              (Registrant)



        November 13, 1997                        /s/ Mark K. Ruport
        -----------------                -------------------------------------
            (Date)                                  Mark K. Ruport
                                            Chairman of the Board, President
                                              and Chief Executive Officer
                                              (Principal Executive Officer)



        November 13, 1997                       /s/ Steven M. Johnson
        -----------------                -------------------------------------
            (Date)                                Steven M. Johnson
                                               Chief Financial Officer
                                           (Principal Financial Officer and
                                              Principal Accounting Officer)