Form 10-K
period 1997-12-31
OPTIKA IMAGING SYSTEMS INC
filed 1998-03-31
CIK 1014920

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1997
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     FOR THE TRANSITION PERIOD FROM _______________ TO ______________

                         Commission File Number 0-28672

                          OPTIKA IMAGING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                        95-4154552
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

   7450 CAMPUS DRIVE, 2/ND/ FLOOR                              80920
     COLORADO SPRINGS, COLORADO                              (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (719) 548-9800

Securities registered pursuant to Section 12(b) of the Act:

                         None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.001 per share.
                    ----------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No ____
                                             ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   ____

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 10, 1998 as reported on the Nasdaq National Market, was approximately $12,724,635. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 10, 1998, Registrant had outstanding 6,945,204 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997 are incorporated into Part II of this Report on Form 10-K.

2. Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 1998 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

3. Portions of the Registrants registration on Form S-1 are incorporated by reference into certain exhibits of this Form 10-K.

                          OPTIKA IMAGING SYSTEMS, INC.
                        1997 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS


PAGE
PART I
  Item 1.     Business.............................................................................   1
  Item 2.     Properties...........................................................................  17
  Item 3.     Legal Proceedings....................................................................  17
  Item 4.     Submission of Matters to a Vote of Security Holders..................................  17

PART II
  Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters................  18
  Item 6.     Selected Financial Data..............................................................  19
  Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations  20
  Item 8.     Financial Statements and Supplementary Data..........................................  25
  Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.  25

PART III
  Item 10.    Directors and Executive Officers of Registrant.......................................  26
  Item 11.    Executive Compensation...............................................................  26
  Item 12.    Security Ownership of Certain Beneficial Owners and Management.......................  26
  Item 13.    Certain Relationships and Related Transactions.......................................  26

PART IV
  Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K......................  27
              Signatures...........................................................................  42

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

ITEM 1.   BUSINESS

INTRODUCTION

     Optika(R) Imaging Systems, Inc. ("Optika" or the "Company") is a leading provider of high-performance, client/server, integrated imaging software, as well as software for managing business-to-business commerce transactions. In the high-performance imaging market, Optika offers the integrated FilePower(R) suite. Optika's FilePower suite is comprised of server software, which provides core imaging functions, application software for document image management, computer output to laser disc ("COLD"), automated workflow transaction processing and associated development tools. The FilePower Suite is easy to install, use and integrate with end-users' existing information systems and is designed to be deployed at the departmental or workgroup level and then scaled throughout the enterprise.

     In March 1998, the Company introduced Optika eMedia, its next-generation software solution for managing and automating paper-intensive business-to-business transactions. Optika eMedia is currently undergoing beta testing and is currently scheduled to be commercially available by approximately mid-1998. Optika eMedia manages business transactions both within an enterprise and across the Internet with multiple business partners. Commerce-brokering software and solutions enable large organizations to manage the high-volume flow of documents and electronic information associated with business-to-business transactions. Optika eMedia incorporates all of the imaging/COLD/workflow functionality of Optika's FilePower solution, in addition to powerful Internet negotiation and resolution tools, availability of multiple client interfaces and a scalable, 3-
tier architecture.   (See Business Risks-Risks Associated with the Introduction of Optika eMedia).

INDUSTRY BACKGROUND

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

     For paper-intensive industries such as healthcare, financial services, insurance and retail, electronic document image processing offers several advantages over paper or microfilm, including: (i) faster and easier file access, because document images are located and retrieved by entering a few key-words into a computer database rather than by searching through file cabinets for paper folders or microfilm; (ii) fewer misfiled documents, because database software is used to track the location of document images; (iii) concurrent file access, since multiple users have the ability to access a document simultaneously; (iv) remote distribution and access, because document images are easily transmitted to standard facsimile equipment or remote computer terminals over commercial telephone lines; and (v) less expensive storage, because electronic storage generally requires less floor space and clerical overhead than paper-based storage, thereby reducing overall document storage costs. Once documents have been converted to an electronic format, they can be automatically routed from one workgroup or task to another. By implementing the automated workflow approach, companies can improve operating efficiencies, compared to traditional paper-based document processing tasks.

     Over the past few years, there has been an increasing convergence of document management, imaging, COLD and workflow technologies, according to industry market research firms such as International Data Corporation. As a result of this technology convergence, new market categories such as knowledge management and management of business-to-business transactions have emerged.

OPTIKA FILEPOWER SUITE

     Optika has developed the FilePower Suite of integrated client/server imaging software, which is comprised of: server software providing core imaging functions; application software for document image management; COLD; automated workflow transaction processing; and associated development tools. The Company believes that the FilePower Suite enables end-users to reduce costs, improve operational productivity and enhance customer service. The Company's integrated software combines image management, COLD and advanced workflow processing into a single, component-based application. The FilePower Suite is designed to provide the following key benefits:

     Rapid Installation and Ease of Use. The FilePower Suite is contained on a single compact disc ("CD") which includes on-line documentation and on-line help, and is designed for push-button installation and rapid integration into the end-user's existing information system. The Company's products offer a convenient user interface so that users can move easily between imaging, COLD and workflow applications as well as other graphical applications. The FilePower Suite uses common viewing technology for the integrated products that allows end-users to work with a common environment to manage all of the folder-based data in the imaging and COLD systems. Standard programming languages can be used to integrate existing information systems and other management information technologies with the FilePower Suite.

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

     Ease of Customization and Extension. The open client/server architecture of the Company's products enables end-users to customize the software for industry-specific, vertical applications, which can then be integrated into existing computing environments through a custom user interface. The Company's network of Business Solutions Partners ("BSPs") and Original Equipment Manufacturers ("OEMs") are able to build industry-specific, customized applications, which interoperate with the Company's open, component-based software using Application Programming Interfaces, Dynamic Data Exchange and ActiveX controls.

     The FilePower Suite consists of a client domain, development tools, and a server domain. The client domain includes document image management, COLD and workflow software applications, while the server domain provides an extensive set of core imaging services. API development tools included with the suite enable third-party developers to build a variety of applications tailored to specific industries. Electronic business documents and COLD pages can be stored in folders along with document images, which are managed by the FilePower server software. The FilePower Suite allows users to view and manipulate many disparate document types without launching separate applications.

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

OPTIKA EMEDIA

     Optika eMedia will be Optika's entry into the market of managing business-to-business transactions. Optika eMedia is currently undergoing beta testing and is currently scheduled to be commercially available by approximately mid-1998. Optika eMedia is software and a methodology designed to manage the full range of documents, interactions and communications supporting business transactions within an organization, across the Internet and throughout the supply chain.

     Optika eMedia provides businesses with a new, Web-based electronic infrastructure for conducting business with its suppliers and customers. Optika eMedia supplies on-demand access to the entire context of business-to-business relationships, including the ability to find and view all electronic data (such as electronic data interchange--EDI), documents, images and electronic communications and negotiations associated with a business transaction. With Optika eMedia, a company can manage all of its interactions within its supply chain in an efficient and context-rich manner.

     Optika eMedia consists of the following:

      A scalable, extensible 3-tier architecture built on industry standards that combines image management, document management, workflow and COLD, deployed and maintained over the Internet;

      Multiple, user-configurable clients for retrieving and viewing documents of virtually any type as well as processing work in a workflow. Clients include an Optika production interface, a Windows Explorer interface, a standard browser interface and Optika eMedia tools integrated with a line-of-business application;

      A new concept called "Galleries" which allows business analysts, not programmers, to customize user interfaces specific to business functions;

      Internet negotiation and resolution tools that enable organizations to collaborate on business transactions and settle differences in out-of-tolerance transactions;

      Inter-company visual workflow software to manage value chain processes;
      and

     Technology adoption methodology to successfully implement the paper automation, paper elimination and eMediation processes.

     Optika eMedia is a 32-bit, Internet-based solution. Optika eMedia employs a standards-based, 3-tier architecture designed to manage all data associated with business-to-business transactions from a single interface. End-user solutions are constructed from a set of components that have been built for the Optika eMedia framework. Because Optika eMedia is designed to work with today's popular technologies and platforms, such as Windows NT and Web browsers, the Company believes that Optika eMedia lowers the cost for businesses to implement information management solutions and enables businesses to achieve the highest possible return on investment by extending the benefits of technology to their partners. Optika eMedia is designed as a full-featured Internet application, using standard TCP/IP protocols to deliver a fully functional product accessible by anyone with Web access. (See Business Risks-Risks Associated with the Introduction of Optika eMedia)

SALES AND MARKETING

Sales

     Optika employs a two-tiered leveraged sales model consisting of a worldwide network of approximately 259 BSPs and 11 OEMs in addition to a direct sales model. Optika has a Solution Services team which supports its BSPs. License revenues from BSPs and OEMs accounted for 80% and 8%, respectively, of the Company's license revenues for the year ended December 31, 1997. (See "Business Risks--Reliance on Indirect Distribution Channels; Potential for Channel Conflict.")

     Business Solutions Partners. Business Solutions Partners, or BSPs, are Value Added Resellers (VARs) responsible for identifying potential end-users, selling the Company's products to the end-users as part of a complete hardware and software solution, customizing and integrating the Company's products at the end-users sites, and providing support and maintenance to the end-users following the sale. The Company's BSPs currently include large organizations selling a wide variety of products, smaller organizations focused on imaging, application-oriented organizations and geographically-focused organizations. The Company establishes relationships with BSPs through written agreements which establish a price at which the BSP is eligible to purchase the Company's software for resale to end-users, the maintenance fee revenues which must be remitted back to the Company, and other material terms and conditions. Such agreements generally do not grant exclusivity to the BSPs, do not prevent the BSPs from carrying competing product lines and do not require the BSPs to sell any particular dollar amount of the Company's software, although the contracts may be terminated at the election of the Company if specified sales targets and end-user satisfaction goals are not attained. Actual sales contracts are between the BSPs and the end-users, although the end-user directly licenses the software from the Company through acceptance of a standard shrink-wrapped license agreement. The Company supports its BSPs through dedicated personnel at its headquarters in Colorado Springs and a network of fifteen field offices. Services range from joint marketing efforts to assistance with pricing and proposals to technical product support.

     The Company's strategy is to target its marketing activities toward its most productive BSPs, and to recruit additional BSPs in key geographical and vertical markets. The Company's "Eye on Partnership" program is a crucial element of this strategy. The Eye on Partnership program is designed to promote long-term relationships between the Company and its BSPs by awarding silver, gold and platinum status to BSPs, based on their sales, training and customer service achievements. This program includes extended support and free training, as well as marketing assistance with seminars, programs and co-op marketing funds.

     OEMs. The Company has also established relationships with eleven OEMs who resell the Company's software under their names to their end-user customers as part of their own imaging software solution. Unlike the Company's BSP relationships, the OEMs actively compete with the Company and its BSPs. The Company's current OEM relationships include Anacomp, IHS/Softmed, Lanvision, Printrak and Lanier. Optika's OEM agreements establish a price at which the OEM is eligible to purchase the Company's software for resale to its customers, and the maintenance fees received by the OEM to be remitted back to Optika. OEMs generally have a higher sales volume and require considerably less post-sale support than the Company's BSPs. The Company's strategy is to continue to recruit OEMs in key vertical markets such as healthcare, transportation and financial services.

     Solution Services. The Company's Solution Services team focuses on developing relationships with large corporate end-users with multiple geographic locations. The Solution Services team initiates contact directly with the end-user, but relies heavily on the Company's BSPs to provide installation and integration services at the end-user's site and provide end-user support and maintenance following sales. For sales originated by the Solution Services team, the end-user enters into a contract directly with the Company, and the Company sub-contracts and coordinates installation and support activities with the BSPs.

International Sales

     For the years ended December 31, 1996 and 1997, Optika generated approximately 29% and 23%, respectively, of its total revenues from international sales. The Company currently maintains offices in London, Frankfurt and Munich to support its 38 European BSPs, an office in Brazil to support its 19 Latin American BSPs and offices in Singapore, Hong Kong, Malaysia and Australia to support its 34 Asian BSPs. The Company is actively seeking to expand and strengthen its network of foreign BSPs. See "Business Risks-- International Operations."

Marketing

     The Company has an integrated marketing program that supports its sales strategy. The Company's marketing efforts are organized into marketing communications, marketing programs, channel marketing and web service programs. The Company supports these efforts by issuing frequent announcements to the press, advertising in periodicals and magazines, communicating with key industry analysts, participating in trade shows, telemarketing and direct mailing to prospective customers, uniting with channel partners in joint marketing efforts and developing and maintaining a web service. The targeted audience is Fortune 1000 and Global 2000 companies in the retail, financial services (mortgage lending and banking) and insurance sectors.

CUSTOMERS

     The Company's direct customers are its BSPs and OEMs, which purchase and resell its products to its indirect customers, the end-users. As of December 31, 1997, the Company had licensed approximately 65,000 seats to its end-users worldwide. No BSP, OEM or end-user accounted for more than 10% of the Company's total revenues for the year ended December 31, 1997. Set forth below is a partial list of end-users who have generated revenues for the Company and have acquired licenses for a minimum of five users. The Company believes that these end-users are currently using the Company's products and are representative of the Company's overall end-user base.

FINANCIAL SERVICES & BANKING                  RETAIL
----------------------------                  ------
Associates Bancorp                            Eddie Bauer
Banco Nacional de Costa Rica                  The Home Depot
Chase Manhattan Bank                          Phillips-Van Heusen
Citibank                                      Russell Corporation
Deutsche Bank
Diners Club International                     MANUFACTURING
Discover Card                                 -------------
Ernst & Young                                 Casio
Far East Bank                                 Coca-Cola Company
Federal Reserve Bank                          Cummins Engine Company
Fidelity Brokerage                            Georgia-Pacific Corporation
First Commerce Technologies                   Packard-Bell
Merrill Lynch                                 Sony
Smith Barney                                  Subaru
Standard & Poor's                             Volvo Car UK Limited
Union Bank of Switzerland
United Companies Financial Corporation        GOVERNMENT
                                              ----------
INSURANCE                                     City of Greensboro
---------                                     County of Fresno
Blue Cross/Blue Shield                        Indiana Department of Motor Vehicles
Guardian Life Insurance Company               State of New Mexico
Western National Life Insurance Company       State of Washington

HOSPITAL                                      EDUCATION
--------                                      ---------
Baptist Medical Center                        Iowa State University
Children's Hospital                           University of Notre Dame
                                              Texas Women's University
COMMUNICATIONS
--------------                                TRANSPORTATION
MCI                                           --------------
Turner Broadcasting                           Hawaiian Airlines
The Walt Disney Company                       Navistar
WorldCom                                      British Railways

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

BSP Support

     The Company maintains pre-sales technical support personnel that work directly with the BSPs to provide technical responses to sales inquiries. The Company offers educational and training programs, as well as customized consulting services, to its BSPs. Fees for training and consulting services are generally charged on a per diem basis. The Company also provides product information bulletins on an ongoing basis, including bulletins posted through its Internet web site, its customer database, and through periodic informational updates about the products installed. These bulletins generally answer frequently asked questions and provide information about new product features.

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

     As of December 31, 1997, the Company's research and development organization consisted of 42 full-time employees in Colorado Springs, Colorado. During 1997, research and development expenses were $5.0 million. As of December 31, 1997, the Company had expensed all of its software development costs as incurred. (See "Business Risks--Rapid Technological Change; Dependence on New Product Development; Risks Associated with the Introduction of Optika eMedia.")

COMPETITION

     The market for the Company's products is intensely competitive and can be significantly affected by new product introductions and other market activities of industry participants. The Company believes that the principal competitive factors affecting its market include product features such as adaptability, scalability, ability to integrate with third-party products, functionality, ease of use, product reputation, quality, performance, price, customer service and support, effectiveness of sales and marketing efforts, and company reputation. Although the Company believes that it currently competes favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors. The Company's principal direct competitors for its various product lines include FileNet Corporation, International Business Machines Corporation, Unisys Corporation, Mosaix, Inc. and Eastman Kodak Company. The Company also competes with industry-specific application vendors. Numerous other software vendors also compete in each product area. Potential competitors include, without limitation, providers of document management software products, providers of document archiving products, and RDBMS ("Relational Database Management System") vendors. In addition, the Company may face competition from other established and emerging companies in new market segments following the introduction of Optika eMedia. Many of the Company's current and potential competitors have longer operating histories, significantly greater resources and name recognition, and a larger installed base of customers than the Company. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than can the Company. The Company also faces indirect competition from VARs, OEMs, distributors and system integrators. The Company relies on a number of these resellers for implementation and other customer support services, as well as recommendations of its products during the evaluation stage of the purchase process. Although the Company seeks to maintain close relationships with these resellers, many of these third parties have similar, and often more established, relationships with the Company's principal competitors. (See "Business Risks--Intense Competition.")

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

EMPLOYEES

     At December 31, 1997, the Company had 168 full-time employees in 16 cities. Of these employees, 42 were involved in research and development, 79 in sales and marketing, 31 in technical support and training, and 16 in administration and finance. No employees are covered by any collective bargaining agreements. The Company believes that its relationship with its employees is good.

EXECUTIVE OFFICERS

     The Company's executive officers and key employees, and their ages as of March 10, 1998, are:

NAME                         AGE                     POSITION
---------------------------  ---  ----------------------------------------------
     Mark K. Ruport           45  President, Chief Executive Officer and
                                  Chairman of the Board of Directors
     Steven M. Johnson        36  Vice President--Finance and Administration,
                                  Chief Financial Officer and Secretary
     Marc R. Fey              42  Senior Vice President--Engineering and
                                  Customer Support Services
     Jeanne Logozzo           34  Vice President--Marketing
     William C. Boersing      49  Senior Vice President--North American
                                  Operations


NAME                         AGE                     POSITION
---------------------------  ---  ----------------------------------------------
     Mark A. Schenecker       37  Vice President--Research and Development
     Paul Carter              43  Chief Product Architect, Co-Founder and
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

     Steven M. Johnson has served as Vice President--Finance and Administration and Chief Financial Officer of the Company since September 1992, and as its Secretary since May 1996. He also served as interim Chief Executive Officer of the Company from October 1994 to February 1995. Prior to joining the Company, from February 1988 to September 1992, Mr. Johnson was Vice President-Finance, and Chief Financial Officer, of Insurance Auto Auctions, Inc., a publicly held company.

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

     Jeanne Logozzo has served as Vice President--Marketing since October 1997. Prior to joining Optika, Ms. Logozzo served as an independent consultant from May 1997 to October 1997. Ms. Logozzo was Senior Director of Marketing at Open Text Corporation from May 1996 to May 1997, where she was responsible for marketing that company's intranet collaborative product suite. From June 1994 to May 1996, Ms. Logozzo was Manager of Strategic Marketing for Ciros, a new subsidiary of R.R. Donnelley & Sons. Ms. Logozzo held various marketing positions at Interleaf Corporation from 1986 to 1994.

     William C. Boersing has served as Senior Vice President--North American Operations since April 1997. Before joining the Company, Mr. Boersing served as the President and CEO of Alliance Integration & Services in San Diego, California from September 1993 to March 1997. Alliance focused on imaging and workflow solutions for the financial and legal market segments. Mr. Boersing's experience providing fully integrated imaging solutions to key marketplaces also includes directing the sales for the Imageline Systems, a western area agency of GTE Vantage Solutions, where he was a Managing Partner for that group from May 1991 until it was sold to MicroAge in August 1993. Mr. Boersing was the Vice President of Sales and Marketing for Hitachi's Adaptive Information Systems organization from September 1988 through April 1991.

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

     Significant Fluctuations in Operating Results. The Company's sales and other operating results have varied significantly in the past and will vary significantly in the future as a result of factors such as: the size and timing of significant orders and their fulfillment; demand for the Company's products; changes in pricing policies by the Company or its competitors; the number, timing and significance of product enhancements and new product announcements by the Company and its competitors; changes in the level of operating expenses; customer order deferrals in anticipation of new products or otherwise; foreign currency exchange rates; warranty and customer support expenses; changes in its end-users' financial condition and budgetary processes; changes in the Company's sales, marketing and distribution channels; delays or deferrals of customer implementation; product life cycles; software bugs and other product quality problems; discounts; the cancellation of licenses during the warranty period or nonrenewal of maintenance agreements; customization and integration problems with the end-user's legacy system; changes in the Company's strategy; the level of international expansion; and seasonal trends. In addition, the commercial introduction of Optika eMedia, the timing of revenue therefrom and any adverse impact on the Company's sales of the Filepower Suite associated therewith could cause the Company's sales and operating results to vary significantly over the next several quarters. A significant portion of the Company's revenues has been, and the Company believes will continue to be, derived from a limited number of orders, and the timing of such orders and their fulfillment have caused, and are expected to continue to cause, material fluctuations in the Company's operating results. Revenues are also difficult to forecast because the markets for the Company's products are rapidly evolving, and the sales cycle of the Company and of its BSPs and OEMs, from initial evaluation to purchase, is lengthy and varies substantially from end-user to end-user. To achieve its quarterly revenue objectives, the Company depends upon obtaining orders in any given quarter for shipment in that quarter. Product orders are typically shipped shortly after receipt; consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's revenues. Furthermore, the Company has often recognized most of its revenues in the last month, or even in the last weeks or days, of a quarter. Accordingly, a delay in shipment near the end of a particular quarter may cause revenues in a particular quarter to fall significantly below the Company's expectations and may materially adversely affect the Company's operating results for such quarter. Conversely, to the extent that significant revenues occur earlier than expected, operating results for subsequent quarters may fail to keep pace with results of previous quarters or even decline. The Company also has recorded generally lower sales in the first quarter than in the immediately preceding quarter, as a result of, among other factors, end-users' purchasing and budgeting practices and the Company's sales commission practices, and the Company expects this pattern to continue in future years. To the extent that future international operations constitute a higher percentage of total revenues, the Company anticipates that it may also experience relatively weaker demand in the third quarter as a result of reduced sales in Europe during the summer months. A significant portion of the Company's expenses are relatively fixed in the short term. Accordingly, if revenue levels fall below expectations, operating results are likely to be disproportionately and adversely affected. As a result of these and other factors, the Company believes that its quarterly operating results will vary in the future, and that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Furthermore, due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

     Risks Associated with the Introduction of Optika eMedia. In March, 1998, the Company announced plans to introduce Optika eMedia, a software solution designed to manage and automate paper-intensive business processes within an enterprise through the Internet and across the value chain. Optika eMedia is currently undergoing beta testing and is currently scheduled to be commercially available by approximately mid-1998. Because the market for Optika eMedia is new and evolving, it is difficult to assess or predict with any assurance the growth rate, if any, and size of this market. There also can be no assurance that the market for Optika eMedia will develop, or that the solution will be adopted or utilized. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if it does not achieve market acceptance, the Company's business, results of operations and financial condition may be materially adversely affected. Software companies who are in the process of announcing and releasing new versions or products frequently experience an adverse effect on revenue during the period between the date the new release is announced and when it becomes generally available. This negative effect is a result of customer's buying patterns whereby they have a tendency to wait until the new version is generally available to actually make a purchase. The Company expects that it will experience this adverse effect until Optika eMedia, which was recently announced, is available. Further, if customers purchasing current products are granted discounts or upgrade rights to future releases, significant amounts of revenue may be deferred from sales of currently shipped products because of the Company's adoption of the recently released SOP 97-2 "Software Revenue Recognition". The effect of these two potential adverse factors coupled with anticipated significant research and development spending will likely result in operating losses being incurred in several of the quarters of 1998.

     Although sales of Optika eMedia are not expected to be significant in 1998, the Company is directing a significant amount of its product development expenditures to the ongoing development of Optika eMedia and a significant amount of its sales and marketing resources to the full commercial introduction of Optika eMedia and believes that its acceptance by customers is critical to the future success of the Company. There can be no assurance that Optika eMedia will gain significant market acceptance, if at all. Optika eMedia has not been fully implemented in customers' environments and as a result, there can be no assurance that Optika eMedia will not require substantial software enhancements or modifications to satisfy performance requirements of customers or to fix design defects or previously undetected errors. Further, it is common for complex software programs such as Optika eMedia to contain undetected errors when first released, which are discovered only after the product has been used over time with different computer systems and in varying applications and environments. While the Company is not aware of any significant technical problems with Optika eMedia, there can be no assurance that errors will not be discovered, or if discovered, that they will be successfully corrected on a timely basis, if at all. The Company's future business growth is substantially dependent on the continued development, introduction and market acceptance of Optika eMedia. Should the Company fail to release a fully commercial version of Optika eMedia, if the Company is unable to ship Optika eMedia on a timely basis, if customers experience significant problems with implementation of Optika eMedia or are otherwise dissatisfied with the functionality or performance of Optika eMedia, or if it fails to achieve market acceptance for any other reason, the Company's business, results of operations and financial condition may be materially adversely affected.

     Restructuring Charges and Sale of FPhealthcare Suite. During the fourth quarter of 1997, the Company made the decision to exit the vertical healthcare market and sold the rights to the majority of the software products that previously comprised the FPhealthcare suite of products. The FPhealthcare suite was being developed to offer a product tailored to the healthcare industry; however, there have been a limited number of customers who have licensed the software. The restructuring plan involved the FPhealthcare suite product sale, closure of the Company's Boston facility, and the termination of approximately 14 employees. There can be no assurance that the Company will not incur additional expenses as a result of the decision to exit the vertical healthcare market and the sale of the healthcare division. The decision to exit a business also involves special risks and uncertainties, some of which may not be foreseeable or within the Company's control, such as unforeseen severance costs, disputes with terminated employees, disputes with customers who have purchased the FPhealthcare suite or disputes with the buyer of the division. There can be no assurance that the Company will not experience unforeseen costs associated with the decision to exit the healthcare division, and such unforeseen costs could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Reliance on Indirect Distribution Channels; Potential for Channel Conflict. The Company's future results of operations will depend on the success of its marketing and distribution strategy, which relies, to a significant degree, upon BSPs and OEMs to sell and install the Company's software, and provide post-sales support. In 1997, the Company's top 65 BSPs/OEMs accounted for approximately 80% of its license revenues, and substantially all of the Company's license revenues were derived from sales by BSPs and OEMs. These relationships are usually established through formal agreements that generally do not grant exclusivity, do not prevent the distributor from carrying competing product lines and do not require the distributor to purchase any minimum dollar amount of the Company's software. There can be no assurance that any BSPs will continue to represent the Company or sell its products. Furthermore, there can be no assurance that other BSPs, some of which have significantly greater financial marketing and other resources than the Company, will not develop or market software products which compete with the Company's products or will not otherwise discontinue their relationship with, or support of, the Company. Some of the Company's BSPs are small companies that have limited financial and other resources which could impair their ability to pay the Company. To date, the Company's inability to receive payments from such BSPs has not had a material adverse effect on the Company's business, results of operations or financial condition. The Company's OEMs currently compete with the Company and its BSPs. Selling through indirect channels may also hinder the Company's ability to forecast sales accurately, evaluate customer satisfaction, provide quality service and support or recognize emerging customer requirements. The Company's strategy of marketing its products indirectly through BSPs and OEMs may result in distribution channel conflicts. To the extent that different BSPs and OEMs target the same customers, they may come into conflict with each other. Although the Company has attempted to allocate certain territories for its products among its distribution channels in a manner to avoid potential conflicts, there can be no assurance that channel conflict will not materially and adversely affect its relationship with existing BSPs and OEMs, or adversely affect its ability to attract new BSPs and OEMs. The loss by the Company of a number of its more significant BSPs or OEMs; the inability of the Company to obtain qualified new BSPs or OEMs, or to obtain access to the channels of distribution offering software products to the Company's targeted markets; or the failure of BSPs or OEMs to pay the Company for its software; could have a material adverse effect on the Company's business, results of operations, or financial condition.

     Rapid Technological Change: Dependence on New Product Development. The market for imaging software is characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements, and emerging industry standards. The Company's future performance will depend in significant part upon its ability to respond effectively to these developments. The introduction of product embodying new technologies and the emergence of new industry standards can render existing products obsolete, unmarketable or noncompetitive. For example, new operating systems being introduced by Microsoft this year, such as Microsoft Windows NT 5.0 and Windows 98, could alter generally accepted conventions for document creation, distribution and management. However, a new product architecture that leverages these operating systems and the structure of the World Wide Web are presently in the developmental stage, and the Company is unable to predict the future impact of such technology changes on the Company's products. Moreover, the life cycles of the Company's products are difficult to estimate. The Company's future performance will depend in significant part upon its ability to enhance current products, and to develop and introduce new products and enhancements that respond to evolving customer requirements. The Company has in the recent past experienced delays in the development and commencement of commercial shipments of new products and enhancements, resulting in customer frustration and delay or loss of revenues. The inability of the Company, for technological or other reasons, to develop and introduce new products or enhancements in a timely manner in response to changing customer requirements, technological change or emerging industry standards, or maintain compatibility with heterogeneous computing environments, would have a material adverse effect on the Company's business, results of operations and financial condition.

     Product Concentration; Dependence on Emerging Market for Integrated Imaging Systems. To date, substantially all of the Company's revenues have been attributable to sales of the FilePower Suite and individual software modules which comprise the FilePower Suite. Although Optika eMedia is not currently in commercial production, the Company expects Optika eMedia, in the event it is successfully introduced in the marketplace and produces future revenues, and the FilePower Suite to account for substantially all of its future revenues. Optika eMedia is not currently available to the public. As a result, factors adversely affecting the pricing of, or demand for, such products, such as competition or technological change, could have a material adverse effect on the Company's business, results of operations, and financial condition. The Company's future financial performance will depend in general on growth in the relatively small and emerging market for imaging software products, and in particular on the successful development, introduction and customer acceptance of new and enhanced versions of its existing software products such as Optika eMedia. There can be no assurance that such market will grow or that the Company will be successful in developing and marketing these or any other products, or that any of these products will achieve widespread customer acceptance. If the document imaging software market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, results of operations, and financial condition would be materially and adversely affected.

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

     Intense Competition. The market for the Company's products is intensely competitive and can be significantly affected by new product introductions and other market activities of industry participants. The Company's competitors offer a variety of products and services to address the emerging market for imaging software solutions. The Company's principal direct competitors include FileNet Corporation, International Business Machines Corporation, Unisys Corporation, Mosaix, Inc. and Eastman Kodak Company. Numerous other software vendors also compete in each product area. Potential competitors include providers of document management software, providers of document archiving products and relational database management systems vendors. The Company also faces competition from VARs, OEMs, distributors and systems integrators, some of which are BSPs or OEMs for the Company. In addition, the Company may face competition from other established and emerging companies in new market segments following the introduction of Optika eMedia.

     Many of the Company's current and potential competitors are substantially larger than the Company, have significantly greater financial, technical and marketing resources and have established more extensive channels of distribution. As a result, such competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. Because the Company's products are designed to operate in non-proprietary computing environments and because of low barriers to entry in the imaging software market, the Company expects additional competition from established and emerging companies, as the market for integrated imaging products continues to evolve. The Company expects its competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide added functionality and other features. Successful new product introductions or enhancements by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's products and services, result in continued intense price competition, or make the Company's products and services or technologies obsolete or noncompetitive. To be competitive, the Company will be required to continue to invest significant resources in research and development, and in sales and marketing. There can be no assurance that the Company will have sufficient resources to make such investments or that the Company will be able to make the technological advances necessary to be competitive. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties, to increase the ability of their products to address the needs of the Company's prospective customers. In addition, several competitors have recently made, or attempted to make, acquisitions to enter the market or increase their market presence. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors, or that competitive pressures will not have a material adverse effect on the Company's business, results of operations, and financial condition.

     Management Changes; No Assurance of Successful Expansion of Operations. Most of the Company's senior management team have joined the Company within the last three years. There can be no assurance that these individuals will be able to achieve and manage growth, if any, or build an infrastructure necessary to operate the Company. The Company's ability to compete effectively and to manage any future growth will require that the Company continue to assimilate new personnel and to expand, train and manage its work force. The Company intends to continue to increase the scale of its operations significantly to support anticipated increases in revenues, and to address critical infrastructure and other requirements. These increases have included and will include the leasing of new space, the opening of additional foreign offices, and potential acquisitions, significant increases in research and development to support product development, and the hiring of additional personnel in sales and marketing. The increased scale of operations has resulted in significantly higher operating expenses, which are expected to continue to increase significantly in the future. If the Company's revenues do not correspondingly increase, the Company's results of operations would be materially and adversely affected. Expansion of the Company's operations has caused, and is continuing to impose, a significant strain on the Company's management, financial and other resources. The Company's ability to manage its recent, and any future, growth (should it occur) will depend upon a significant expansion of its internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business, could have a material adverse effect on the Company's business, financial condition, and results of operations. In this regard, any significant revenue growth will be dependent in significant part upon the Company's expansion of its marketing, sales and BSP support capabilities. This expansion will continue to require significant expenditures to build the necessary infrastructure. There can be no assurance that the Company's efforts to expand its marketing, sales and customer support efforts will be successful or will result in additional revenues or profitability in any future period.

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

     International Operations. Sales outside the United States accounted for approximately 15%, 29% and 23% of the Company's revenues in 1995, 1996 and 1997, respectively. An important element of the Company's strategy is to expand its international operations, including the development of certain third-party distributor relationships and the hiring of additional sales representatives, each of which involves a significant investment of time and resources. There can be no assurance that the Company will be successful in expanding its international operations. In addition, the Company has only limited experience in developing localized versions of its products and marketing and distributing its products internationally. There can be no assurance that the Company will be able to successfully localize, market, sell and deliver its products internationally. The inability of the Company to successfully expand its international operations in a timely manner could materially and adversely affect the Company's business, results of operations, and financial condition. The Company's international revenues may be denominated in foreign or the U.S. dollar currency. The Company does not currently engage in foreign currency hedging transactions; as a result, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies, could make the Company's software less price-competitive, and could have a material adverse effect upon the Company's business, results of operations, and financial condition. In addition, the Company's international business is, and will continue to be, subject to a variety of risks, including: delays in establishing international distribution channels; difficulties in collecting international accounts receivable; increased costs associated with maintaining international marketing and sales efforts; unexpected changes in regulatory requirements, tariffs and other trade barriers; political and economic instability; limited protection for intellectual property rights in certain countries; lack of acceptance of localized products in foreign countries; difficulties in managing international operations, potentially adverse tax consequences including, restrictions on the repatriation of earnings; and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, the Company's results of operations. Although the Company's products are subject to export controls under United States laws, the Company believes it has obtained all necessary export approvals. However, the inability of the Company to obtain required approvals under any applicable regulations could adversely affect the ability of the Company to make international sales.

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

     Control by Existing Stockholders; Effects of Certain Anti-Takeover Provisions. Members of the Board of Directors, and the executive officers of the Company, together with members of their families and entities that may be deemed affiliates of, or related to, such persons or entities, beneficially own approximately 39% of the outstanding shares of Common Stock of the Company. Accordingly, these stockholders would, if acting in concert, be able to elect all members of the Company's Board of Directors and determine the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. Certain provisions of the Company's Certificate of Incorporation, equity incentive plans, Bylaws, and Delaware law may also discourage certain transactions involving a change in control of the Company. This level of ownership by such persons and entities, when combined with the Company's classified Board of Directors and the ability of the Board of Directors to issue "blank check" preferred stock without further stockholder approval, may have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of Common Stock .

     Year 2000 . Many currently installed computer and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21/st/ century dates from 20/th/ century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. The Company believes that the purchasing patterns of customers and potential customers may be significantly affected by Year 2000 issues. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase services such as those offered by the Company. Additionally, Year 2000 issues could cause a significant number of companies, including current customers of the Company, to reevaluate their current system needs, and as a result, consider switching to other systems or suppliers. This could have a material adverse effect on the Company's business, financial condition and results of operations. The Company currently offers products and services that are designed to be Year 2000 compatible. Although the Company has designed its products and services to be Year 2000 capable and tests third-party software that is incorporated with the Company's products and services, there can be no assurance that the Company's products and services, particularly when such products and services incorporate third-party software, contain all necessary date code changes. The Company utilizes off-the-shelf and custom software developed internally and by third parties. To the extent that such software and systems do not comply with Year 2000 requirements, there can be no assurance that potential system interruptions or the cost necessary to update such software will not have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2.   PROPERTIES

     The Company's principal administrative, sales and marketing, research and development and support facilities consist of approximately 39,000 square feet of office space in Colorado Springs, Colorado. The Company occupies these premises under a lease expiring March 2007. In support of its field sales and support organization, the Company also leases facilities and offices in seven other locations in the United States, two locations in Germany, and one office in each of the following locations: the United Kingdom, Brazil, Singapore, Hong Kong, Malaysia and Australia.

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

                                           HIGH    LOW
Quarter ended December 31,
1997....................................   $5.75   $3.00
Quarter ended September 30,
1997....................................   $5.94   $3.63
Quarter ended June 30,
1997....................................   $5.75   $4.50
Quarter ended March 31,
1997....................................   $7.13   $4.75
Quarter ended December 31,
1996....................................   $8.25   $5.02
Quarter ended September 30, 1996 (from
July 25,1996)...........................   $9.00   $4.88


     The Company has not paid any cash dividends on its capital stock since its inception, and does not expect to pay cash dividends on its Common Stock in the foreseeable future. The Company's bank line of credit currently prohibits the payment of cash dividends without the consent of the bank. Certain other information required by this Item is incorporated by reference from the Company's 1997 Annual Report to Stockholders.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. The consolidated statement of operations data for each of the three years in the period ended December 31, 1997 and the consolidated balance sheet data at December 31, 1996 and 1997, are derived from the audited consolidated financial statements included in Item 8. The consolidated statement of operations data for each of the two years in the period ended December 31, 1994, and the consolidated balance sheet data at December 31, 1993, 1994 and 1995, are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

                                                            YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------
                                           1997        1996         1995        1994        1993
                                          --------   ---------   ---------   ----------  ---------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Licenses..............................   $ 15,912   $  13,406   $   8,333   $7,562      $ 6,924
  Maintenance and other.................      5,751       3,297       2,135    1,690        2,119
                                           --------   ---------   ---------   ----------  ---------
    Total revenues......................     21,663      16,703      10,468    9,252        9,043
Cost of revenues:
  Licenses..............................        737         585         316      413          471
  Maintenance and other.................      2,845       1,930       1,823    1,889        2,073
                                           --------   ---------   ---------   ----------  ---------
    Total cost of revenues..............      3,582       2,515       2,139    2,302        2,544
                                           --------   ---------   ---------   ----------  ---------
Gross profit............................     18,081      14,188       8,329    6,950        6,499
Operating expenses:
  Sales and marketing...................     10,666       7,332       3,732    4,200        2,585
  Research and development..............      4,978       4,624       3,658    3,112        2,332
  General and administrative............      1,829       1,367       1,461    1,513        1,037
  Restructuring charge (1)..............        885          --          --       --           --
                                           --------   ---------   ---------   ----------  ---------
    Total operating expenses............     18,358      13,323       8,851    8,825        5,954
                                           --------   ---------   ---------   ----------  ---------
Income (loss) from operations...........       (277)        865        (522)  (1,875)         545
Other (income) expenses.................       (442)       (229)        411       25          476
                                           --------   ---------   ---------   ----------  ---------
Income (loss) before provision
 (benefit) for income taxes.............        165       1,094        (933)  (1,900)          69
Provision (benefit) for income taxes....         --        (813)         29     (168)          42
                                           --------   ---------   ---------   ----------  ---------
Net income (loss).......................   $    165   $   1,907   $    (962) $(1,732)     $    27
                                           ========   =========   =========   ==========  =========
 Net income (loss) per common share (2).   $   0.02   $    0.45   $   (0.37) $ (0.67)     $  0.01
Weighted average number of common
 shares outstanding (2).................      6,782       4,246       2,620    2,581        2,554
Diluted net income (loss) per common
 share (2)..............................   $   0.02   $    0.30   $   (0.37) $ (0.67)     $  0.01
Diluted weighted average number of
 common shares outstanding  (2).........      7,661       6,349       2,620    2,581        3,128

                                                            YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------
                                           1997        1996         1995        1994        1993
                                          --------   ---------   ---------   ----------  ---------
                                                               (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term      $  8,600   $  11,499   $   1,415   $  771    $   1,741
 investments
Working capital                              12,747      13,817       1,841    1,338        2,151
Total assets                                 21,886      20,258       6,182    4,450        5,102
Long-term debt, excluding current                --         136         266      353          353
 portion
Convertible preferred stock                      --          --       4,804    3,343        2,346
Total stockholders' equity (deficit)         16,492      15,849      (1,967)  (1,497)         213

(1)  See Note 8 of Notes to Consolidated Financial Statements.
(2)  See Note 1 of Notes to Consolidated Financial Statements.

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

     The license of the Company's software products is typically an executive-level decision by prospective end-users and generally requires the Company and its BSPs or OEMs to engage in a lengthy and complex sales cycle (typically between six and twelve months from the initial contact date). The Company distributes its products through a worldwide network of approximately 259 BSPs and 11 OEMs. For 1997, approximately 80% of the Company's license revenues were derived from its BSPs and approximately 8% of its license revenues were derived from sales by OEMs. In 1997, the Company's top 70 BSPs accounted for approximately 75% of its license revenues. However, no individual BSP accounted for more than 10% of the Company's total revenues. For the years ended December 31, 1995, 1996 and 1997, the Company generated approximately 15%, 29% and 23%, respectively, of its total revenues from international sales.

     The Company's revenues consist primarily of license revenues, which are comprised of one-time fees for the license of the Company's products; and maintenance revenues, which are comprised of fees for upgrades and technical support. The BSPs and OEMs, which are responsible for the installation and integration of the software, enter into sales agreements with the end-user, and purchase software directly from the Company. The software is licensed directly to the end-user by the Company through a standard shrink-wrapped license agreement. Annual maintenance agreements are also entered into between the BSPs and OEMs and the end-user, and the BSPs and OEMs then purchase maintenance services directly from the Company. For 1996 and 1997, approximately 80% and 73%, respectively of the Company's total revenues were derived from software licenses and approximately 14% and 18%, respectively, of the Company's total revenues were derived from maintenance agreements. Other revenues, which are comprised of training, consulting and implementation services, and third-party hardware and software products, accounted for 6% and 9%, respectively, of the Company's total revenues.

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

During the fourth quarter of 1997, the Company made the decision to exit the vertical healthcare market and sold the rights to the majority of the software
products that previously comprised the FPhealthcare suite of products.   The
FPhealthcare suite was being developed to offer a product tailored to the healthcare industry however, there have been a limited number of customers who have licensed the software. The restructuring plan involved the FPhealthcare suite product sale, closure of the Company's Boston facility, and the
termination of approximately 14 employees.   The Company anticipates a reduction
in operating expenses of approximately $2.0 million per year due to the exiting of this business and an insignificant reduction in revenues from the healthcare products.

     Software companies who are in the process of announcing and releasing new versions or products frequently experience an adverse effect on revenue during the period between the date the new release is announced and when it becomes generally available. This negative effect is a result of customer's buying patterns whereby they have a tendency to wait until the new version is generally available to actually make a purchase. The Company expects that it will experience this adverse effect until Optika eMedia, which was recently announced, is available. Further, if customers purchasing current products are granted discounts or upgrade rights to future releases, significant amounts of revenue may be deferred from sales of currently shipped products because of the Company's adoption of the recently released SOP 97-2 "Software Revenue Recognition". The effect of these two potential adverse factors coupled with anticipated significant research and development spending will likely result in operating losses being incurred in several of the quarters of 1998.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 TO DECEMBER 31, 1996

Revenues

     Total revenues increased 30% from $16.7 million for the year ended December 31, 1996 to $21.7 million for the year ended December 31, 1997.

     Licenses. License revenues increased 19% from $13.4 million for the year ended December 31, 1996 to $15.9 million for the year ended December 31, 1997, representing approximately 80% and 73%, respectively of total revenues in both periods. This increase was primarily the result of increased sales of components of the FilePower Suite. The increase in license revenues was primarily the result of increased sales in the United States compared to a year ago. License revenues generated outside of the United States decreased from approximately 31% of license revenues for the year ended December 31, 1996 to approximately 23% of license revenues for the year ended December 31, 1997.

     Maintenance and Other. Maintenance revenues, exclusive of other revenues, increased 55%, from approximately $2.4 million during the year ended December 31, 1996, to $3.7 million for the year ended December 31, 1997, representing approximately 14% of total revenues for the year ended December 31, 1996 and 18% of total revenues for the year ended December 31, 1997. This increase was primarily a result of an increase in the number of installed systems and the Company's improved tracking and monitoring of expiring maintenance contracts. Other revenue, consisting primarily of consulting services and training, represented 6% and 9% of total revenue for the years ended December 31, 1996 and 1997, respectively. The increase in other revenues was primarily due to increased revenues from the Company's Solution Services group.

Cost of Revenues

     Licenses. Cost of licenses consist primarily of royalty payments to third-party software vendors; product author commissions, whereby certain of the Company's software developers are entitled to receive a specified percentage of product sales; and costs of product media, duplication, packaging and fulfillment. Cost of licenses increased from $585,000, or 4% of license revenues, for the year ended December 31, 1996, to $737,000, or 5% of license revenues, for the year ended December 31, 1997, primarily as a result of the increased license revenue sold during the period.

     Maintenance and Other. Cost of maintenance and other consists of the direct and indirect costs of providing software maintenance and support, training and consulting services, to the Company's BSPs, OEMs and end-users, and the cost of third-party software products. Cost of maintenance and other increased from $1.9 million, or 59% of maintenance and other revenues, for the year ended December 31, 1996, to $2.8 million, or 49% of maintenance and other revenues, for the year ended December 31, 1997. The decrease as a percentage of maintenance and other revenues is primarily a result of the leverage received from utilizing existing resources to service the Company's increased maintenance base.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries; commissions and other related expenses for sales and marketing personnel; marketing; advertising; and promotional expenses. Sales and marketing expenses increased from $7.3 million, or 44% of total revenues, for the year ended December 31, 1996, to $10.7 million, or 49% of total revenues, for the year ended December 31, 1997. This increase was primarily attributable to additional costs resulting from the establishment of sales offices in Australia, Brazil, Germany and the expansion of the North American sales staff. The Company anticipates that sales and marketing expenses will continue to increase in absolute dollars in future quarters as the Company brings the Optika eMedia solution to market, continues to build and expand its network of BSP's and OEMs and expands its direct sales efforts.

     Research and Development. Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, and of the cost of facilities and equipment. Research and development expenses increased from $4.6 million, or 28% of total revenues, for the year ended December 31, 1996, to $5.0 million, or 23% of total revenues, for the year ended December 31, 1997. The Company expects research and development expenses to continue to increase in absolute dollars in 1998 to fund the development of new products and product enhancements.

     General and Administrative. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel, and outside professional fees. General and administrative expenses increased from $1.4 million, or 8% of total revenues, for the year ended December 31, 1996, to $1.8 million, or 8% of total revenues, for the year ended December 31, 1997. The increase was primarily due to the Company incurring additional expenses as a public company and costs to support expanding worldwide operations. General and administrative expenses are expected to increase in absolute dollars in 1998 as the Company expands its staffing to support expanded operations.

     Other income, net. Other expenses consist primarily of interest expense on the Company's capitalized lease obligations, and other debt, offset by interest earned on the Company's financing activities. The Company incurred a net other income of $229,000 during the year ended December 31, 1996, compared to a net other income of $442,000 during the year ended December 31, 1997. Other income for 1996 and 1997 was primarily a result of interest income derived from the investment of the Company's initial public offering proceeds.

     Provision (benefit) for Income Taxes. Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109. Due to the Company's history of pre-tax losses, and to the uncertainty surrounding the timing of realizing benefits of its favorable tax attributes, the Company had recorded a valuation allowance against all of its favorable tax assets as of December 31, 1995. In reaching the Company's determination of the need to provide a deferred tax valuation allowance, the Company considered all available evidence, both positive and negative, as well as the weight and importance given such to evidence. As required by Statement of Financial Accounting Standards No. 109, management concluded that a valuation allowance against deferred tax assets was no longer appropriate as of December 31, 1996. Specifically, during 1996, the Company generated four straight quarters of profitability and pre-tax income of $1.1 million. As of December 31, 1997, the Company still believes that it is more likely than not that such assets will be realized based on expected future earnings.

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 TO DECEMBER 31, 1995

Revenues

     Total revenues increased 60% from $10.5 million for the year ended December 31, 1995 to $16.7 million for the year ended December 31, 1996.

     Licenses. License revenues increased 61% from $8.3 million for the year ended December 31, 1995 to $13.4 million for the year ended December 31, 1996, representing approximately 80% of total revenues in both periods. This increase was primarily the result of increased unit sales of components of the FilePower Suite. The increased unit sales were driven, in part, by a significant increase in sales to international customers, primarily in Asia and the United Kingdom, and continued growth of sales in the healthcare market. License revenues generated outside of the United States increased from approximately 15% of license revenues for the year ended December 31, 1995 to approximately 31% of license revenues for the year ended December 31, 1996.

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

Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel; marketing; advertising; and promotional expenses. Sales and marketing expenses increased from $3.7 million, or 36% of total revenues, for the year ended December 31, 1995, to $7.3 million, or 44% of total revenues, for the year ended December 31, 1996. This increase was primarily attributable in increased staffing for sales and marketing activities. In mid-1995, the Company opened six regional sales offices in the United States, and during 1996 the Company expanded its operations in Asia with the opening of sales offices in Hong Kong, Singapore and Malaysia.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash and short-term investments at December 31, 1997 were $8.6 million, decreasing $2.9 million from December 31, 1996. The decrease in cash and short-term investments is primarily due to the capital expenditures associated with equipment and furnishings for the Company's new leased corporate headquarters, the Company's investment in a centralized lead tracking and customer service database, and an investment in a new financial accounting system.

     For the year ended December 31, 1996, net cash used in operating activities was $409,000, compared to $733,000 for the year ended December 31, 1997. The increase in cash used from operating activities was due to an increase in receivables attributable to increased revenues.

     Cash used in investing activities was $8.6 million for the year ended December 31, 1996 compared to cash provided of $384,000 for the year ended December 31, 1997. Uses of cash consisted primarily of purchases of short-term securities, and property and equipment offset by any sales of investments.

     Cash provided from financing activities was $11.1 million for the year ended December 31, 1996. Cash provided from financing activities was $77,000 for the year ended December 31, 1997. Cash provided from financing activities resulted primarily from private sales of preferred stock in 1995, the proceeds of the Company's initial public offering in 1996, and the proceeds from the issuance from common stock under the Company's employee stock purchase plan and stock option exercises offset by repayments of bank borrowings, capital leases and other debt.

     At December 31, 1997, the Company's principal sources of liquidity included cash and short-term investments of $8.6 million. In addition, the Company has a secured credit facility for up to $3.0 million, bearing interest at the bank's prime rate plus .75%. As of December 31, 1997, the Company had $2.8 million available for borrowing.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     The Company has determined that the adoption of the recently issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", No. 129, "Disclosures of Information about Capital Structure," No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosures about Segments of an Enterprise and Related Information," will not have a material impact on the Company's footnote disclosures. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Accordingly, basic and diluted earnings per share have been reflected in the Financial Statements included herein. In addition, the Company has presented earnings per share data for the years ended December 31, 1993 and 1994 for the first time and restated diluted earnings per share for the years ended December 31, 1995 and 1996.

     Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2) was issued in October 1997 and is effective for transactions entered into by the Company during 1998 and thereafter. If the Company's future business practices involve the granting of upgrade rights to future releases, extended payment terms, rights to additional products, subscription licensing arrangements or other provisions impacted by SOP 97-2, the SOP may have a material impact on the timing of the Company's revenue recognition and could result in the deferral of significant amounts of revenues.

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

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

     The information required by this item relating to the Company's directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company's executive officers and key employees is included under the caption "Executive Officers" in Part I of the Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION.

     The information required by this item is included under the caption "Executive Compensation and Related Information" in the Company's Proxy Statement for the 1998 Annual Meeting of the Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is included under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is included under the caption "Certain Transactions" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this Annual Report on Form
10-K:
                                                                                           Page
                                                                                          -------
  1. Financial Statements:
     Report of Independent Accountants....................................................   28
     Consolidated Balance Sheet as of December 31, 1997 and 1996..........................   29
     Consolidated Statement of Operations for each of the three years in the period
      ended December 31, 1997.............................................................   30
     Consolidated Statement of Stockholders' Equity (Deficit)for each of the three years
      in the period ended December 31, 1997...............................................   31
     Consolidated Statement of Cash Flows for each of the three years in the period
      ended December 31, 1997.............................................................   32
     Notes to Consolidated Financial Statements...........................................   33

  2. Financial Statement Schedule:
     All schedules have been omitted because they are not required, not applicable, or the required information is shown in the financial statements and related notes thereto.

  3. Exhibits - See Item 14 (c) below.

(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter ended December 31, 1997.

(c)  Exhibits

     See Exhibit Index on page 44

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Optika Imaging Systems, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, of changes in stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Optika Imaging Systems, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

February 23, 1998
Boulder, Colorado

                         OPTIKA IMAGING SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEET

                      (In thousands, except share amounts)

                                                                             DECEMBER 31,   DECEMBER 31,
                                                                                 1997           1996
                                                                             -------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents................................................       $ 3,202        $ 3,474
  Short-term investments...................................................         5,398          8,025
  Accounts receivable, net of allowance for doubtful  accounts of $212
  and $112 at December 31, 1997 and 1996, respectively.....................         8,555          5,766
  Other current assets.....................................................           986            825
                                                                                  -------        -------
     Total current assets..................................................        18,141         18,090
                                                                                  -------        -------
Fixed assets, net                                                                   2,721          1,038
Other assets, net of accumulated amortization of $317 and $228
at December 31, 1997 and 1996, respectively................................         1,024          1,130
                                                                                  -------        -------
                                                                                  $21,886        $20,258
                                                                                  =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt........................................       $    15        $   280
  Accounts payable.........................................................           742            808
  Accrued expenses.........................................................         1,901          1,326
  Restructuring reserve....................................................           291             --
  Deferred revenue.........................................................         2,445          1,859
                                                                                  -------        -------
     Total current liabilities.............................................         5,394          4,273
                                                                                  -------        -------
Long-term debt                                                                         --            136
Commitments and contingencies (Notes 5 and 9)
Common stockholders' equity:
  Common stock; $.001  par value; 25,000,000 shares authorized; 6,890,724 and 6,670,319 shares issued and outstanding at December 31, 1997
   and 1996, respectively..................................................             7              7
  Additional paid-in capital...............................................        17,179         16,701
Accumulated deficit                                                                  (694)          (859)
                                                                                  -------        -------
    Total stockholders' equity.............................................        16,492         15,849
                                                                                  -------        -------
                                                                                  $21,886        $20,258
                                                                                  =======        =======

   The accompanying notes are an integral part of these financial statements

                         OPTIKA IMAGING SYSTEMS, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS

                    (In thousands, except per share amounts)

                                                           YEAR ENDED DECEMBER 31,
                                                      1997         1996         1995
                                                   -----------  -----------  ----------
Revenues:
   Licenses.......................................  15,912       $13,406       8,333
   Maintenance and other..........................   5,751         3,297       2,135
                                                   -----------  -----------  ----------

   Total revenues.................................  21,663        16,703      10,468

Cost of revenues:
   Licenses.......................................     737           585         316
   Maintenance and other..........................   2,845         1,930       1,823
                                                   -----------  -----------  ----------

   Total cost of revenues.........................   3,582         2,515       2,139
                                                   -----------  -----------  ----------

Gross profit......................................  18,081        14,188       8,329

Operating expenses:
   Sales and marketing............................  10,666         7,332       3,732
  Research and development........................   4,978         4,624       3,658
   General and administrative.....................   1,829         1,367       1,461
   Restructuring charge...........................     885            --          --
                                                   -----------  -----------  ----------

   Total operating expenses.......................  18,358        13,323       8,851
                                                   -----------  -----------  ----------

Income (loss) from operations.....................    (277)          865        (522)
Other (income) expense:
   Litigation settlements.........................      --            --         373
   Interest and other (income) expenses, net......    (442)         (229)         38
                                                   -----------  -----------  ----------

   Total other (income) expense, net                  (442)         (229)        411
                                                   -----------  -----------  ----------

Income (loss) before provision (benefit) for
 income taxes.....................................     165         1,094        (933)
Provision (benefit) for income taxes..............      --          (813)         29
                                                   -----------  -----------  ----------

Net income (loss)................................. $   165         1,907       $ (962)
                                                   ===========  ===========  ==========

Net income (loss) per share....................... $  0.02        $ 0.45       $(0.37)

Weighted average number of
 common shares outstanding........................   6,782         4,246        2,620

Diluted net income (loss) per share............... $  0.02        $ 0.30       $(0.37)

Diluted weighted average number of common shares
outstanding.......................................   7,661         6,349        2,620

   The accompanying notes are an integral part of these financial statements

                         OPTIKA IMAGING SYSTEMS, INC.

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)

                      (In thousands except share amounts)


                                                                                                       TOTAL
                                                                                                       COMMON
                                               COMMON STOCK           ADDITIONAL                     STOCKHOLDERS'
                                                                       PAID-IN       ACCUMULATED       EQUITY
                                             SHARES       AMOUNT       CAPITAL         DEFICIT        (DEFICIT)
                                          ----------  ------------  -------------  --------------  ----------------
Balance at December 31, 1994.............  2,595,376    $ 307        $     --          $(1,804)      $(1,497)
     Common stock issued upon exercise
        of stock options.................     32,123       30                                             30
     Warrants issued in settlement of
        litigation.......................                  57                                             57
     Common stock issued for acquisition..   216,431      405                                            405
     Net loss.............................                                                (962)         (962)
                                          ----------  ------------  -------------  --------------  ----------------
Balance at December 31, 1995.............. 2,843,930      799               --          (2,766)       (1,967)
     Company reincorporation..............               (796)             796
     Common stock issued upon exercise
        of stock options..................   125,925                       102                           102
     Common stock issued upon initial
        public offering................... 2,200,000        2           11,001                        11,003
     Manditorily redeemable preferred
        stock converted to common stock... 1,500,464        2            4,802                         4,804
     Net income...........................                                               1,907         1,907
                                          ----------  ------------  -------------  --------------  ----------------
Balance at December 31, 1996.............. 6,670,319        7           16,701            (859)       15,849
     Common stock issued upon exercise
        of stock options..................   115,445                       172                           172
     Common stock issued pursuant to
      employee stock purchase plan........    70,760                       306                           306
     Common stock issued upon exercise
      of warrants.........................    34,200
     Net income...........................                                                 165           165
                                          ----------  ------------  -------------  --------------  ----------------
Balance at December 31, 1997.............. 6,890,724        7           17,179            (694)       16,492
                                          ==========  ============  =============  ==============  ================

   The accompanying notes are an integral part of these financial statements

                         OPTIKA IMAGING SYSTEMS, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                (In thousands)


                                                                     YEAR ENDED DECEMBER 31,
                                                                    1997      1996     1995
                                                                  ---------  --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)................................................. $   165   $ 1,907   $ (962)
Adjustments to reconcile net income (loss) to
 net cash used by operating activities:
          Depreciation and amortization...........................     599       492      338
          Loss on disposal of assets..............................      16         4       15
          Provision for losses on accounts receivable.............     100        22      (14)
          Litigation settlement...................................      --        --      282
          Change in assets and liabilities:
          Accounts receivable.....................................  (2,889)   (2,588)    (677)
          Deferred tax asset......................................     (90)     (885)      --
          Other assets............................................     (20)     (453)      64
          Accounts payable........................................     (66)      182      (66)
          Accrued expenses........................................     866       597      234
          Deferred revenue........................................     586       313      659
                                                                   -------   -------   ------
            Net cash used by operations...........................    (733)     (409)    (127)
                                                                   -------   -------   ------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures..............................................  (2,243)     (585)    (316)
Purchase (sale) of short-term investments.........................   2,627    (8,025)      --
Cash acquired in acquisition......................................      --        --      108
                                                                   -------   -------   ------
            Net cash provided by (used) in investing activities...     384    (8,610)    (208)
                                                                   -------   -------   ------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net....................      --        --    1,461
Principal payments on long-term debt..............................    (401)     (456)    (696)
Proceeds from issuance of long-term debt..........................      --       429      184
Proceeds from issuances of common stock...........................     478    11,105       30
                                                                   -------   -------   ------
            Net cash provided by financing
            activities............................................      77    11,078      979
                                                                   -------   -------   ------
Net increase (decrease) in cash and cash equivalents..............    (272)    2,059      644
Cash and cash equivalents at beginning of period..................   3,474     1,415      771
                                                                   -------   -------   ------
Cash and cash equivalents at end of period........................ $ 3,202   $ 3,474   $1,415
                                                                   =======   =======   ======
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 TRANSACTIONS
Interest paid..................................................... $    30   $    50   $   54
Income taxes paid.................................................      37        --      130
Assets obtained in acquisition....................................      --        --      498
Liabilities assumed in acquisition................................      --        --      200
Stock issued in acquisition.......................................      --        --      405
Note issued in litigation settlement..............................      --        --      225
Warrants issued in litigation settlement..........................      --        --       57

   The accompanying notes are an integral part of these financial statements

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Optika Imaging Systems, Inc. and its wholly owned subsidiaries TEAMWorks Technologies, Inc., Optika Imaging Systems Europe, Ltd., Optika Information Systems, LTDA, Optika Imaging Systems, GmbH and Optika Asia, Inc. All significant intercompany accounts and transactions have been eliminated.

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

     Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2) was issued in October 1997 and is effective for transactions entered into by the Company during 1998 and thereafter. If the Company's future business practices involve the granting of upgrade rights to future releases, extended payment terms, rights to additional products, subscription licensing arrangements or other provisions impacted by SOP 97-2, the SOP may have a material impact on the timing of the Company's revenue recognition and could result in the deferral of significant amounts of revenues

Cash Equivalents and Short-term Investments

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

Depreciation and Amortization

     Computer equipment, office equipment and furniture are recorded at cost and depreciated using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the life of the improvement or lease term, whichever is shorter. Goodwill represents the excess of the purchase price over the fair market value of assets acquired and is being amortized over a four-year period.

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

                         OPTIKA IMAGING SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

qualifying for capitalization have been insignificant and therefore, the Company has not capitalized any software development costs.

Foreign Currency Translation

     The U.S. dollar is the functional currency of the consolidated corporation. For the Company's foreign subsidiaries, monetary assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date and non-monetary assets are translated at historical rates. Results of operations are translated using the average exchange rates during the period. Foreign currency exchange gains or losses included in the consolidated statements of operations were not material in any period presented.

Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as well as the reported amounts of revenue and expenses. Significant estimates have been made by management in several areas, including the collectibility of accounts receivable and the ability to realize deferred tax assets. Actual results could differ from these estimates, making it reasonably possible that a change in these estimates could occur in the near term.

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

Export Sales

     The Company had export sales totaling approximately $ 5.0 million, $4.8 million and $1.5 million for the years ended December 31, 1997, 1996 and 1995, respectively, in Europe, Asia and Latin America.

Net Income (Loss) Per Common Share

     The FASB issued SFAS No. 128 in February of 1997 and subsequently in February, 1998, the SEC issued SAB 98 which clarified the treatment of nominal issuances of stock. This pronouncement establishes new standards for computing and presenting earnings per share ("EPS") on a basis that is more comparable to international standards and provides for the presentation of basic and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares outstanding plus all dilutive potential common shares outstanding. Prior period EPS have been restated to conform with the new statement. Subsequent to December 31, 1997, 239,000 options to purchase common stock of the Company were granted. Additionally, subsequent to December 31, 1997, 264,500 options to purchase common stock of the Company were re-priced at $3.18 per option share.

                         OPTIKA IMAGING SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands except per share data):

                                                                YEAR ENDED
                                                                DECEMBER 31,
                                              ------------------------------------------------
                                                    1997           1996            1995
                                              ----------------  --------------  --------------
               Earning Per Share:
                 Net income (loss)..........          $  165          $1,907          $ (962)
                 Weighted average common
                  shares outstanding........           6,782           4,246           2,620
                 Net income(loss) per
                  common share..............          $ 0.02          $ 0.45          $(0.37)
               Effect of Dilutive
                Securities:
                 Options and warrants.......             879           2,103              --
                 Diluted weighted average
                  common shares outstanding.           7,661           6,349           2,620
                 Diluted net income(loss)
                  per common share.........           $ 0.02          $ 0.30          $(0.37)

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

2.    PROPERTY AND EQUIPMENT

      Property and Equipment consisted of the following (in thousands):

                                               December 31,
                                          --------------------
                                             1997       1996
                                          ----------  --------
Computer and office                       $ 2,973     $ 1,738
equipment...............................
Leasehold improvements..................      754         115
Furniture, fixtures and other...........      422         313
                                          ----------  --------
                                            4,149       2,166
Less accumulated depreciation and
amortization                               (1,428)     (1,128)
                                          ----------  --------
                                          $ 2,721     $ 1,038
                                          ==========  ========

3.   BUSINESS COMBINATION

     On December 1, 1995, the Company acquired certain assets and assumed certain liabilities of two of its resellers, IPRS-Asia (S) Pte. Ltd. and Intuit Development Ltd. (the "acquired companies"). The acquisitions were accounted for using the purchase method. The purchase price of the acquired companies was 216,431 shares of common stock and resulted in $350,350 of goodwill. Goodwill is being amortized on a straight-line basis over a four-year period and results in amortization expense of approximately $88,000 per year.

4.   LINE OF CREDIT

     The Company has a line of credit whereby it is able to draw up to $3.0 million for one year bearing interest at the bank's prime rate plus .75%. At December 31, 1997, $2.8 million was available for

                         OPTIKA IMAGING SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     borrowing thereunder. Pursuant to the terms of the credit facility, any loans under said facility are secured by all of the Company's assets, with the exception of intellectual property and would be subject to certain covenants. The Company also has a two-year secured note with a principal balance of approximately $13,000 and $173,000 outstanding at December 31, 1997 and 1996, respectively, bearing interest at 10.75% and a term facility of which approximately $2,000 and $195,000 was outstanding at December 31, 1997 and 1996, respectively. The note and the term facility mature in early-1998.

5.   LONG-TERM DEBT AND LEASE OBLIGATIONS

     Long-term debt consists of the following (in thousands):

                                                         DECEMBER 31,
                                                        --------------
                                                         1997    1996
                                                        ------  ------
Term loan payable to a bank...........................  $  15   $ 369
Notes payable to stockholders; non-interest bearing;
balance due July 1997; unsecured......................     --      43
Other                                                      --       4
                                                        -----   -----
                                                           15     416
 Less current portion.................................    (15)   (280)
                                                        -----   -----
                                                         $ --   $ 136
                                                        =====   =====

Notes Payable for Litigation Settlements

     During 1995, the Company settled a lawsuit by two former associates of the founders of the Company which included various breach of contract and tort claims related to alleged contribution of the claimants to the formation of the Company for $282,000 by issuing a non-interest bearing note and warrants to purchase 95,000 shares of common stock. The warrants have an exercise price of $1.875 per share and expire in 2000. During 1997, approximately 66,262 of these warrants were exercised resulting in 34,200 shares of common stock being issued. The note was settled during 1996. The Company also incurred $91,000 of legal expenses related to this litigation.

                         OPTIKA IMAGING SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Commitments

     The Company has non-cancelable operating lease arrangements for office space and certain office equipment. Future minimum annual operating lease payments are as follows (in thousands):

               OPERATING
                 LEASE
               OBLIGATIONS
              -------------
 1998........     $  831
 1999........        645
 2000........        595
 2001........        566
 2002........        574
 Thereafter..      2,719
                  ------
                  $5,930
                  ======

     Rent expense related to these and other operating leases approximated $1,019,000, $727,000, and $488,000 for the years ended December 31, 1997, 1996 and 1995.

6.  INCOME TAXES

     The Company's provision (benefit) for income taxes is comprised of the following (in thousands):

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                       ---------------------------------
                                                          1997          1996       1995
                                                       -----------  -------------  -----
               Current:
                 Federal.............................       $   6          $  --   $  --
                 State...............................           8             --      --
                 Foreign.............................          76             72      29
               Deferred:
                 Federal.............................         (68)          (813)     --
                 State...............................         (22)           (72)     --
                                                            -----          -----   -----
                 Total income tax expense (benefit)..       $  --          $(813)  $  29
                                                            =====          =====   =====

                         OPTIKA IMAGING SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company's net deferred income tax assets are comprised of the tax effects of the following (in thousands):

                                                   DECEMBER 31,  DECEMBER 31,
                                                       1997          1996
                                                   ------------  ------------
               DEFERRED TAX ASSETS
               Net operating loss carryforwards..         $ 190         $ 449
               Tax credit carryforwards..........           455           278
               Accrued expenses..................           330           158
                                                          -----         -----
               Net deferred tax asset............         $ 975         $ 885
                                                          =====         =====


     The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 34% to income (loss) before income taxes as follows (in thousands):

                                                                       YEAR ENDED
                                                                       DECEMBER 31,
                                                               -----------------------------
                                                                  1997        1996     1995
                                                               -----------  --------  ------
               U.S. federal income tax expense (benefit) at
                statutory rate...............................       $  56   $   372   $(317)
               Increases (decreases) resulting from:
                 Unrecognized benefit of net operating
                 loss carryforwards and future net
                 deductions..................................          --        --     310
                 State taxes, net of federal benefit.........           5        38      --
                 Non-deductible items........................          38        93      35
                 Decrease in valuation allowance.............          --    (1,359)     --
                 Foreign tax rate differentials..............         (10)       20      (1)
                 Tax credits.................................         (87)       --      --
                 Other.......................................          (2)       23       2
                                                                    -----   -------   -----
               Provision (benefit) for income taxes..........       $  --   $  (813)  $  29
                                                                    =====   =======   =====

     At December 31, 1997, the Company has net operating loss carryforwards of approximately $540,000 which expire beginning in 2009 through 2010. Additionally, the Company has various tax credit carryforwards aggregating approximately $455,000 which expire beginning in 2005 through 2012.

                         OPTIKA IMAGING SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   CAPITAL STOCK AND BENEFIT PLANS

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

Stock Compensation Plans

     At December 31, 1997 the Company has two stock-based compensation plans. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plan and its employee stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's pro-forma results of operations and pro-forma net income (loss) per share would have been as follows:

(In thousands, except per share data)
                                          1997     1996      1995
                                         -------  -------  --------
 NET INCOME (LOSS):
   As reported                           $  165    $1,907  $  (962)
   SFAS No. 123 Pro-forma                  (727)    1,403   (1,089)

 NET INCOME (LOSS) PER SHARE:
   As reported                           $ 0.02    $ 0.45  $ (0.37)
   SFAS No. 123 Pro-forma                 (0.11)     0.33    (0.42)

 DILUTED NET INCOME (LOSS) PER SHARE:
   As reported                           $ 0.02    $ 0.30  $ (0.37)
   SFAS No. 123 Pro-forma                 (0.11)     0.22    (0.42)


Fixed Stock Option Plan

     Under the Company's stock option plan, the Company may grant incentive and non-qualified stock options to its employees and directors for up to 2,790,000 shares of common stock. Under the plan, options are granted at an exercise price not less than the fair market value of the stock on the date of grant. The options generally vest ratably over four years and expire ten years after the date of grant. Certain options are subject to accelerated vesting provisions.

     The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively; no estimated dividends; expected volatility of 83% for 1997 and 77% for 1996 and 1995; risk-free interest rates between 5.70% and 6.75% in 1997, 5.36% and 6.69% in 1996 and 5.51% and 7.05% in 1995; and expected option terms of 5 years for all years.

                         OPTIKA IMAGING SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A summary of the status of the Company's listed option plan as of December 31, 1997, 1996 and 1995 and changes during the years then ending is presented below. Included in the summary below are 95,000 warrants issued in 1995 in settlement of a lawsuit, 66,262 of which were exercised in 1997 in exchange for 34,200 shares of common stock. At December 31, 1997, 28,738 warrants are outstanding and exercisable.


                                         1997                      1996                       1995
                                  ----------------------    --------------------      --------------------
                                            Weighted-                 Weighted-                  Weighted-
                                  Shares     Average        Shares     Average        Shares      Average
                                  (000's) Exercise Price    (000's) Exercise Price    (000's) Exercise Price
                                  ------- --------------    ------- --------------    ------- --------------
Outstanding at beginning
  of year                          1,933       $ 2.38        1,644       $1.56          941         $1.29
Granted                              604       $4.65           492       $4.72          887         $1.88
Exercised                           (181)      $1.63          (126)      $0.80          (32)        $0.93
Forfeited                           (282)      $3.53           (77)      $2.50         (152)        $1.82
                                  ------- --------------    ------- --------------    ------- --------------
Outstanding at end of year         2,074       $2.98         1,933       $2.38        1,644         $1.56
                                  ======= ==============    ======= ===============   ======= ==============
Options and warrants
  exercisable at year end          1,385       $2.34           729       $1.39          530         $0.95

Weighted average fair value
  of options granted during
  the year                                     $3.27                     $3.16                      $1.26

Weighted average fair value
  of warrants granted
   during the year                             $  --                     $  --                      $1.25

     The following table summarizes information about fixed stock options and warrants outstanding at December 31, 1997:

                            Options and Warrants Outstanding             Options and Warrants Exercisable
                      ---------------------------------------------  ---------------------------------------
                       Number         Weighted            Weighted            Number           Weighted
  Range of           Outstanding      Average              Average         Exercisable          Average
Exercise Price        at 12/31/97    Remaining            Exercise          at 12/31/97        Exercise
                       (000's)     Contractual Life        Price             (000's)             Price
                      -----------  ----------------    ------------   -------------------  -----------------
$ 0.44 - 1.87           1,140           6.1                $1.58             1,025              $ 1.55
$ 3.40 - 4.00             436           9.1                 3.49               181                3.40
$ 5.00 - 7.50             498           8.9                 5.74               179                5.79
                      -----------  ----------------    ------------   -------------------  -----------------
                        2,074           7.4                $2.98             1,385              $ 2.34
                      ===========  ================    ============   ===================  =================

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

     Under the Purchase Plan, the Company sold 70,760 shares to employees in 1997. The fair market value of each stock purchase plan grant is estimated on the date of grant using the Black-Scholes model with the following assumptions for 1997: no estimated dividends; expected volatility of 83%; risk free

                         OPTIKA IMAGING SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS interest rates of 5.37% and 5.46%; and an expected life of 0.5 years. The weighted-average fair values of those purchase rights granted in 1997 were $2.19.

401(k) Retirement Savings Plan

     Effective January 1, 1994, the Company adopted a qualified 401(k) retirement savings plan for all employees. Participants may contribute up to 15% of their gross pay. The Company contributions are discretionary and vest at 20% per year over 5 years. The Company did not contribute to this plan in 1997, 1996 or 1995.

8.   RESTRUCTURING AND SALE OF FPHEALTHCARE SUITE

     During the fourth quarter of 1997, the Company made the decision to exit the vertical healthcare market and sold the rights to the majority of the software products that previously comprised the FPhealthcare suite of products. The FPhealthcare suite was being developed to offer a product tailored to the healthcare industry however, there have been a limited number of customers who have licensed the software. The restructuring plan involved the FPhealthcare suite product sale, closure of the Company's Boston facility, and the termination of approximately 14 employees. The Company incurred a 1997 restructuring charge of $885,000 related to this restructuring consisting of severance and benefits for employees to be terminated, write-downs of assets and leased facility executory costs, and other costs related to the restructuring consisting principally of legal and other miscellaneous costs. The remaining costs and asset dispositions are expected to be resolved within the first six months of 1998.

     The following table summarizes the activity in the Company's restructuring reserves during 1997:

                                    Employee       Asset Impairment    Other Exit
                                    Benefits       and Lease Costs        Costs        Total
                                -----------------  ----------------  --------------- -----------
Restructuring charges             $ 422,000           $ 312,000        $ 151,000       $ 885,000
Asset write-downs                                      (157,000)                        (157,000)
Cash payments                      (286,000)            (39,000)        (112,000)       (437,000)
                                -----------------  ----------------  --------------- -----------
Balance at December 31, 1997      $ 136,000           $ 116,000        $  39,000       $ 291,000
                                =================  ================  =============== ===========

9.   CONTINGENCIES

     The Company is, from time to time, subjected to certain claims, assertions or litigation by outside parties as part of its ongoing business operations. The outcomes of any such contingencies are not expected to have a material adverse effect on the financial condition or operations of the Company. In addition, in the ordinary course of business, the Company has issued letters of credit as security for performance on certain contracts and, as a result, is contingently liable in the amount of approximately $220,000 at December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1998.

                                       OPTIKA IMAGING SYSTEMS, INC.


                                       By:  /s/ MARK K. RUPORT
                                       ----------------------------
                                              MARK K. RUPORT
                                     President, Chief Executive Officer
                                          and Chairman of the Board


                                       By:  /s/ STEVEN M. JOHNSON
                                       ----------------------------
                                             STEVEN M. JOHNSON
                                          Chief Financial Officer,
                                        Vice President, Finance and
                                       Administration, Secretary and
                                         Chief Accounting Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark K. Ruport and Steven M. Johnson, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1998:

            SIGNATURE  TITLE
            ---------  -----


By: /s/  MARK  K. RUPORT        Chief Executive Officer and
   ---------------------          Chairman of the Board
      Mark K. Ruport

By: /s/  STEVEN M. JOHNSON      Chief Financial Officer, Vice
   -----------------------        President, Finance &
     Steven M. Johnson            Administration, Secretary and
                                  Chief Accounting Officer


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

By: /s/  JAMES E. CRAWFORD      Director
   ----------------------
      James E. Crawford

By: /s/  ROBERT L. GETT         Director
   ----------------------
       Robert L. Gett

By: /s/  HARRY S. GRUNER        Director
   ----------------------
      Harry S. Gruner

By: /s/  GRAHAM O. KING         Director
   ----------------------
       Graham O. King

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT
  NO.                                                 DESCRIPTION

  3.1(1)        Certificate of Incorporation of the
                Registrant.
  3.2(1)        Form of First Amended and Restated
                Certificate of Incorporation of the
                Registrant.
  3.3(1)        Form of Second Amended and Restated
                Certificate of Incorporation of the
                Registrant.
  3.4(1)        Bylaws of the Registrant.
  4.1(1)        Specimen Common Stock certificate.
  4.2(1)        Amended and Restated Shareholders'
                Agreement, dated November 25, 1995, by
                and among the Registrant and the
                entities named therein.
  4.3(1)        Amended and Restated Registration
                Agreement, dated November 22, 1995, by
                and among the Registrant and the
                entities named therein, including the
                First Amendment thereto.
  4.4(1)        Form of Warrant to purchase Common Stock
                dated November 1, 1995.
 10.1(1)        Form of Indemnification Agreement
                between the Registrant and each of its
                directors and officers.
 10.2(1)        The Registrant's 1994 Stock Option/Stock
                Issuance Plan, as restated and amended.
 10.4(1)        The Registrant's Employee Stock Purchase
                Plan.
 10.5(1)        Loan and Security Agreement, dated June
                16, 1995, by and between the Registrant
                and Silicon Valley Bank, including
                Amendments No. 1 and 2 thereto.
 10.7(1)        Employment Agreement by and between the
                Registrant and Mr. Mark K. Ruport
                effective February 18, 1995.
 10.8(1)        Employment Agreement by and between the
                Registrant and Mr. Steven M. Johnson,
                effective May 15, 1996.
 10.9(1)        Employment Agreement by and between the
                Registrant and Mr. Marc Fey, effective
                May 4, 1994.
10.10(1)        Form of Business Solutions Partner
                (Reseller) Agreement.
10.11(1)        Form of FilePower Suite Software License
                Agreement.
10.12(1)        Technology Transfer Agreement, dated
                February 20, 1992, by and between the
                Registrant, Mr. Paul Carter and Mr.
                Malcolm Thomson.
10.13(1)        Commitment Letter for Line of Credit
                with Silicon Valley Bank.
10.14(2)        Third Amendment to Loan and Security
                Agreement dated as of September 3, 1996,
                by and between the Registrant and
                Silicon Valley Bank.
10.15(3)        Fourth Amendment to Loan and Security
                Agreement dated as of December 9, 1996,
                by and between the Registrant and
                Silicon Valley Bank.
10.16(3)        Lease Agreement dated October 11, 1996,
                by and between the Registrant and
                Integrated Property Management, Inc. LLP
                for office space at 7450 Campus Drive,
                Suite 200, Colorado Springs, Colorado.
10.17           Amendment to Loan and Security Agreement
                dated as of March 2, 1998, by and


EXHIBIT
  NO.                                                 DESCRIPTION


                between the Registrant and Silicon
                Valley Bank.
 21.1(1)        Subsidiaries of the Registrant.
    23.1        Consent of Price Waterhouse LLP,
                Independent Accountants (see page 28)
    24.1        Power of Attorney.  (Included on
                Signature Page)
    27.1        Financial Data Schedule.

------------
(1) Incorporated by reference to identically numbered exhibits included in the Registrant's Registration Statement on Form S-1 (File No. 333-03637), as amended.

(2) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-28672) for the quarter ended September 30, 1996.

(3) Incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K (File No. 001-11751) for the year ended December 31, 1996.