Form 10-Q
period 1998-03-31
OPTIKA IMAGING SYSTEMS INC
filed 1998-05-14
CIK 1014920

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes    X   .     No _______.
                                                    -------

           6,955,904 shares of the Registrant's Common Stock, $.001
            par value per share, were outstanding as of May 1, 1998

                                     INDEX


                                                                            PAGE
                                                                            ----

PART 1 - FINANCIAL INFORMATION

     Item 1 - Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets as of December
                31, 1997 and March 31, 1998 (Unaudited)                      1

                Condensed Consolidated Statements of Operations for
                the three-month periods ended March 31, 1997 and 1998
                (Unaudited)                                                  2

                Condensed Consolidated Statements of Cash Flows for
                the three-month periods ended March 31, 1997 and 1998
                (Unaudited)                                                  3

                Notes to Condensed Consolidated Financial Statements
                (Unaudited)                                                  4

     Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        6

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                              16

     Item 2 - Changes in Securities                                          16

     Item 3 - Defaults on Senior Securities                                  16

     Item 4 - Submission of Matters to a Vote of Security Holders            16

     Item 5 - Other Information                                              16

     Item 6 - Exhibits and Reports on Form 8-K                               16

     Signatures                                                              17

                         OPTIKA IMAGING SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                     (In thousands, except share amounts)

                                                                      DECEMBER 31,       MARCH 31,
                                                                          1997             1998
                                                                      ------------     ------------
                                                                                        (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents.......................................   $      3,202      $     4,979
   Short-term investments..........................................          5,398            3,444
   Accounts receivable, net........................................          8,555            6,581
   Other current assets............................................            986            1,352
                                                                      ------------     ------------
         Total current assets......................................         18,141           16,356
                                                                      ------------     ------------

Fixed assets, net..................................................          2,721            2,982
Other assets, net..................................................          1,024            1,025
                                                                      ------------     ------------
                                                                      $     21,886     $     20,363
                                                                      ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt...............................   $         15     $          -
   Accounts payable................................................            742            1,072
   Accrued expenses................................................          1,901            1,386
   Restructuring reserve...........................................            291               87
   Deferred revenue................................................          2,445            2,632
                                                                      ------------     ------------
          Total current liabilities................................          5,394            5,177
                                                                      ------------     ------------

Commitments and contingencies
Common stockholders' equity:
   Common stock; $.001 par value; 25,000,000 shares authorized;
      6,890,724 and 6,952,404 shares issued and outstanding
      at December 31, 1997 and March 31, 1998, respectively........              7                7
      Additional paid-in capital...................................         17,179           17,219
      Accumulated deficit..........................................           (694)          (2,040)
                                                                      ------------     ------------
          Total common stockholders' equity........................         16,492           15,186
                                                                      ------------     ------------
                                                                      $     21,886     $     20,363
                                                                      ============     ============

  The accompanying notes are an integral part of these financial statements.

                         OPTIKA IMAGING SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (In thousands, except per share amounts)


                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                  ------------------
                                                                    1997      1998
                                                                  --------  --------
Revenues:
  Licenses......................................................  $  3,195  $  2,248
  Maintenance and other.........................................     1,327     1,460
                                                                  --------  --------
     Total revenues.............................................     4,522     3,708

Cost of revenues:
  Licenses......................................................       160       126
  Maintenance and other.........................................       621       709
                                                                  --------  --------
     Total cost of revenues.....................................       781       835
                                                                  --------  --------

Gross profit....................................................     3,741     2,873

Operating expenses:
  Sales and marketing...........................................     2,154     2,927
  Research and development......................................     1,149     1,126
  General and administrative....................................       403       561
                                                                  --------  --------

     Total operating expenses...................................     3,706     4,614
                                                                  --------  --------


Income (loss) from operations...................................        35    (1,741)
Other income, net...............................................        81        59
                                                                  --------  --------

Income (loss) before provision (benefit) for income taxes.......       116    (1,682)
Provision (benefit) for income taxes............................        43      (336)
                                                                  --------  --------

Net income (loss)...............................................  $     73  $ (1,346)
                                                                  ========  ========

Net income (loss) per common share..............................  $   0.01  $  (0.19)
                                                                  ========  ========

Weighted average number of common shares outstanding............     6,714     6,927
                                                                  ========  ========

Diluted net income (loss) per common share......................  $   0.01  $  (0.19)
                                                                  ========  ========

Diluted weighted average number of common shares outstanding....     7,821     6,927
                                                                  ========  ========

  The accompanying notes are an integral part of these financial statements.

                         OPTIKA IMAGING SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)


                                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                                    ----------------------------
                                                                                                       1997             1998
                                                                                                    -----------     ------------
Cash Flows From Operating Activities:
Net income (loss)...............................................................................    $        73     $     (1,346)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
   Depreciation and amortization................................................................            145              186
   Provision for losses on accounts receivable..................................................              -              170
   Loss on disposal of assets...................................................................             (1)               -
   Change in assets and liabilities:
      Accounts receivable.......................................................................             50            1,804
      Deferred tax asset........................................................................            (27)            (353)
      Other assets..............................................................................           (223)             (36)
      Accounts payable..........................................................................           (131)             330
      Accrued expenses..........................................................................            114             (719)
      Deferred revenue..........................................................................            194              187
                                                                                                    -----------     ------------

          Net cash provided by operations.......................................................            194              223
                                                                                                    -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures............................................................................           (880)            (425)
Sale (purchase) of short-term investments.......................................................           (668)           1,954
                                                                                                    -----------     ------------

          Net cash provided (used) by investing activities......................................         (1,548)           1,529
                                                                                                    -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt............................................................           (105)             (15)
Proceeds from issuance of common stock..........................................................            253               40
                                                                                                    -----------     ------------

          Net cash provided by financing activities.............................................            148               25
                                                                                                    -----------     ------------

Net increase (decrease) in cash and cash equivalents............................................         (1,206)           1,777
Cash and cash equivalents at beginning of period................................................          3,474            3,202
                                                                                                    -----------     ------------
Cash and cash equivalents at end of period......................................................    $     2,268     $      4,979
                                                                                                    ===========     ============

  The accompanying notes are an integral part of these financial statements.

                         OPTIKA IMAGING SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   GENERAL

Basis of Presentation

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's (SEC's) rules and regulations. The consolidated results of operations for the period ended March 31, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1998. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Net Income (Loss) Per Common Share

     In 1997, the Company adopted the guidelines of Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Prior period EPS have been restated to conform with the new statement. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares outstanding plus all dilutive potential common shares outstanding. During the first quarter of 1998, 239,000 options to purchase common stock of the Company were granted. Additionally, during the first quarter of 1998, 264,500 options to purchase common stock of the Company were re-priced at $3.18 per option share.

The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands except per share data):

                                                     QUARTER ENDED
                                                        MARCH 31,
                                                    ---------------
                                                     1997     1998
                                                    ------  -------
Earning Per Share:
      Net income (loss)...........................  $   73  $(1,346)
      Weighted average common shares outstanding..   6,714    6,927
      Net income (loss) per common share..........  $ 0.01  $ (0.19)
Effect of Dilutive Securities:
      Options and warrants........................   1,107       --
      Diluted weighted average common shares
       outstanding................................   7,821    6,927
      Diluted net income (loss) per common share..  $ 0.01  $ (0.19)

Restructuring and Sale of FPHealthcare Suite

     During the fourth quarter of 1997, the Company made the decision to exit the vertical healthcare market and sold the rights to the majority of the software products that previously comprised the FPhealthcare suite of products. The FPhealthcare suite was being developed to offer a product tailored to the healthcare industry however, there have been a limited number of customers who have licensed the software. The restructuring plan involved the FPhealthcare suite product sale, closure of the Company's Boston facility, and the termination of approximately 14 employees. The Company incurred a 1997 restructuring charge of $885,000 related to this restructuring consisting of severance and benefits for employees to be terminated, write-downs of assets and leased facility executory costs, and other costs related to the restructuring consisting principally of legal and other miscellaneous costs. The remaining costs and asset dispositions are expected to be resolved within the second quarter of 1998.

The following table summarizes the activity in the Company's restructuring reserves during 1998:

                                Employee   Asset Impairment   Other Exit    Total
                                Benefits   and Lease Costs       Costs
                                ---------------------------------------------------
Balance at December 31, 1997    $136,000        $116,000        $39,000    $291,000
Cash payments                    107,000          97,000             --     204,000
                                ---------------------------------------------------
Balance at March 31, 1998       $ 29,000        $ 19,000        $39,000    $ 87,000
                                ===================================================

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

RESULTS OF OPERATIONS

     The Company's revenues consist primarily of license revenues which are comprised of one-time fees for the license of the Company's products, and maintenance revenues, which are comprised of fees for upgrades and technical support. The Company's Advantage Partners ("APs"), changed from Business Solutions Partners in 1998 to reflect a marketing and sales reorganization, and Original Equipment Manufacturers ("OEMs"), which are responsible for the installation and integration of the software, enter into sales agreements with the end-user and purchase software directly from the Company. The software is licensed directly to the end-user by the Company through a standard shrink-wrapped license agreement. Annual maintenance agreements are also entered into between the APs and OEMs and the end-user, and the APs and OEMs then purchase maintenance services directly from the Company. For the three months ended March 31, 1998, approximately 60.6% of the Company's total revenues were derived from software licenses and approximately 29.7% of the Company's total revenues were derived from maintenance agreements. Other revenues, which are comprised of training, consulting and implementation services and third-party hardware and software products, accounted for 9.7% of the Company's total revenues. The Company adopted the provisions of Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), for transactions entered into after January 1, 1998. Under SOP 97-2, the Company generally recognizes license revenue upon shipment when a non-cancelable license agreement has been signed or a purchase order has been received, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Where applicable, fees from multiple element arrangements are unbundled and recorded as revenue as the elements are delivered to the extent that vendor specific objective evidence of fair value exists. Maintenance revenues are deferred and recognized ratably over the maintenance period, which is generally one year. Other revenues are recognized as services are performed. The Company generally does not grant rights to return products, except for defects in the performance of the products relative to specifications and pursuant to standard industry shrink-wrapped license agreements which provide for 30-day rights of return if an end-user does not accept the terms of the software license, nor does it provide provisions for price adjustments or rotation rights. The Company's terms of sales generally range from 30 to 60 days from date of shipment for APs and OEMs. Based on the Company's research and development process, costs incurred between the establishment of technological feasibility and general release of the software products have not been material and therefore have not been capitalized in accordance with Statement of Financial Accounting Standards No. 86. All research and development costs have been expensed as incurred.

     In March 1998, the Company introduced Optika eMedia(TM), its next-generation software solution for managing and automating paper-intensive business-to-business transactions. Optika eMedia is currently undergoing beta testing and is currently scheduled to be commercially available by approximately mid-1998. Optika eMedia manages business transactions both within an enterprise and across the Internet with multiple business partners. Commerce-brokering software and solutions enable large organizations to manage the high-volume flow of documents and electronic information associated with business-to-business transactions. Optika eMedia incorporates all of the imaging/COLD/workflow functionality of Optika's FilePower solution, in addition to powerful Internet negotiation and resolution tools, availability of multiple client interfaces and
a scalable, 3-tier architecture.   (See Business Risks-Risks Associated with the
Introduction of Optika eMedia).

REVENUES

     Total revenues decreased 18.0% from $4.5 million for the quarter ended March 31, 1997 to $3.7 million for the quarter ended March 31, 1998.

     Licenses. License revenues decreased 29.6% from $3.2 million during the quarter ended March 31, 1997 to $2.2 million for the quarter ended March 31, 1998. License revenues represented 70.7% and 60.6% of the total revenues for the quarter ended March 31, 1997 and 1998, respectively. The decrease in license revenues during the first quarter of 1998 is primarily a result of customers choosing to delay purchase decisions of the Company's product until the release of Optika eMedia. License revenues generated outside of the United States accounted for approximately 18.3% of the Company's revenues for the quarter ended March 31, 1998, compared to 30.5% in the corresponding prior period.

     Maintenance and Other. Maintenance revenues, exclusive of other revenue, increased 37.2% from $803,000 during the quarter ended March 31, 1997, to $1.1 million for the quarter ended March 31, 1998. Maintenance revenue represented 17.8% and 29.7% of the total revenues for the quarter ended March 31, 1997 and 1998, respectively. This increase was primarily a result of an increase in the number of installed systems and the Company's continued improvements in the tracking and monitoring of expiring maintenance contracts. Other revenue, consisting primarily of consulting services, training and consulting fees represented 11.6% and 9.7% of total revenues for the quarter ended March 31, 1997 and 1998, respectively.

COST OF REVENUES

     Licenses. Cost of licenses consist primarily of royalty payments to third-party vendors, product author commissions, whereby certain of the Company's software developers are entitled to receive a specified percentage of product sales, and costs of product media, duplication, packaging and fulfillment. Cost of licenses decreased from $160,000 or 5.0% of license revenues to $126,000 or 5.6% of license revenues for the quarter ended March 31, 1997 and 1998, respectively. The decrease in absolute dollar cost of licenses was attributable to the decreased license revenue.

     Maintenance and Other. Costs of maintenance and other consist of the direct and indirect costs of providing software maintenance and support, training and consulting services to the Company's APs, OEMs and end-users, and the cost of third-party software products. Cost of maintenance and other increased from $621,000 or 46.8% of maintenance and other revenues to $709,000 or 48.6% of maintenance and other revenues for the quarters ended March 31, 1997 and 1998, respectively. The increase in cost of maintenance and other as a percentage of maintenance and other revenues is primarily a result of the direct costs associated with the increased number of service and consulting contracts.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising and promotional expenses. Sales and marketing expenses increased from $2.2 million, or 47.6% of total revenues, for the quarter ended March 31, 1997 to $2.9 million, or 78.9% of total revenues, for the quarter ended March 31, 1998. The increase in sales and marketing expenses is primarily attributable to costs associated with the continued expansion of the Company's product launch activities associated with Optika eMedia and additional costs resulting from a new sales office in Germany. The Company anticipates that sales and marketing expenses will continue to increase in absolute dollars in future quarters as the Company continues the launch of the Optika eMedia product.

     Research and Development. Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, as well as the cost of facilities and equipment. Research and development expenses remained constant in absolute dollars in the quarter ended March 31, 1997 and 1998 at $1.1 million. The Company expects research and development expenses to increase in absolute dollars in future quarters to fund the development of Optika eMedia.

     General and Administrative. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel, and outside professional fees. General and administrative expenses increased from $403,000, or 8.9% of total revenues, for the quarter ended March 31, 1997 to $561,000, or 15.1% of total revenues, for the quarter ended March 31, 1998. The increase in general and administrative expenses in absolute dollars was primarily due to the write-off of certain accounts receivable in Asia during the first quarter of 1998.

     Other Income, net. Other expenses consist primarily of interest expense on the Company's capitalized lease obligations and other debt offset by interest earned on the Company's financing activities. The Company incurred a net other income of $81,000 during the quarter ended March 31, 1997 compared to net other income of $59,000 during the quarter ended March 31, 1998, primarily as a result of interest income derived from the investment of the Company's initial public offering proceeds.

     Provision (Benefit) for Income Taxes. The Company's effective tax rates decreased from 37% for the quarter ended March 31, 1997 to 20% for the quarter ended March 31, 1998 primarily due to increased Research and Development credits.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and short-term investments at March 31, 1998 were $8.4 million, decreasing by approximately $200,000 from December 31, 1997. The decrease in cash and short-term investments is primarily due to the 1998 first quarter loss and capital expenditures associated with equipment offset by the collection of accounts receivable.

     For the quarter ended March 31, 1997, net cash provided by operating activities was $194,000 compared to net cash provided by operating activities of $223,000 for the quarter ended March 31, 1998. The increase in cash provided by operating activities for the quarter ended March 31, 1998 was a result of improved accounts receivable collections, which partially offset the net loss for the period.

     Cash used in investing activities was $1.5 million for the quarter ended March 31, 1997 compared to cash provided of $1.5 million for the quarter ended March 31, 1998. Uses of cash consisted primarily of purchases of marketable securities and property and equipment in the first quarter of 1997, while marketable securities were sold during the first quarter of 1998.

     Cash provided by financing activities was $148,000 for the quarter ended March 31, 1997. Cash provided by financing activities was $25,000 for the
quarter ended March 31, 1998.   Cash provided by financing activities resulted
primarily from proceeds from the sale of securities under the Company's employee stock option plan and employee stock purchase plan, offset in part by repayments of bank borrowings, capital leases and other debt.

     At March 31, 1998, the Company's principal sources of liquidity included cash and short-term investments of $8.4 million. In addition, the Company has a secured credit facility for up to $3.0 million, bearing interest at the bank's prime rate plus .75%. As of March 31, 1998, the Company had $2.8 million available for borrowing and no other debt outstanding.

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

BUSINESS RISKS

     THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISK AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.
FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW.

     Significant Fluctuations in Operating Results. The Company's sales and other operating results have varied significantly in the past and will vary significantly in the future as a result of factors such as: the size and timing of significant orders and their fulfillment; demand for the Company's products; changes in pricing policies by the Company or its competitors; the number, timing and significance of product enhancements and new product announcements by the Company and its competitors; changes in the level of operating expenses; customer order deferrals in anticipation of new products or otherwise; foreign currency exchange rates; warranty and customer support expenses; changes in its end-users' financial condition and budgetary processes; changes in the Company's sales, marketing and distribution channels; delays or deferrals of customer implementation; product life cycles; software bugs and other product quality problems; discounts; the cancellation of licenses during the warranty period or nonrenewal of maintenance agreements; customization and integration problems with the end-user's legacy system; changes in the Company's strategy; the level of international expansion; and seasonal trends. In addition, the commercial introduction of Optika eMedia, the timing of revenue therefrom and any adverse impact on the Company's sales of the Filepower Suite associated therewith could cause the Company's sales and operating results to vary significantly over the next several quarters. A significant portion of the Company's revenues has been, and the Company believes will continue to be, derived from a limited number of orders, and the timing of such orders and their fulfillment have caused, and are expected to continue to cause, material fluctuations in the Company's operating results. Revenues are also difficult to forecast because the markets for the Company's products are rapidly evolving, and the sales cycle of the Company and of its APs and OEMs, from initial evaluation to purchase, is lengthy and varies substantially from end-user to end-user. To achieve its quarterly revenue objectives, the Company depends upon obtaining orders in any given quarter for shipment in that quarter. Product orders are typically shipped shortly after receipt; consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's revenues. Furthermore, the Company has often recognized most of its revenues in the last month, or even in the last weeks or days, of a quarter. Accordingly, a delay in shipment near the end of a particular quarter may cause revenues in a particular quarter to fall significantly below the Company's expectations and may materially adversely affect the Company's operating results for such quarter. Conversely, to the extent that significant revenues occur earlier than expected, operating results for subsequent quarters may fail to keep pace with results of previous quarters or even decline. The Company also has recorded generally lower sales in the first quarter than in the immediately preceding quarter, as a result of, among other factors, end-users' purchasing and budgeting practices and the Company's sales commission practices, and the Company expects this pattern to continue in future years. To the extent that future international operations constitute a higher percentage of total revenues, the Company anticipates that it may also experience relatively weaker demand in the third quarter as a result of reduced sales in Europe during the summer months. A significant portion of the Company's expenses are relatively fixed in the short term. Accordingly, if revenue levels fall below expectations, operating results are likely to be disproportionately and adversely affected. As a result of these and other factors, the Company believes that its quarterly operating results will vary in the future, and that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Furthermore, due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

     Risks Associated with the Introduction of Optika eMedia. In March 1998, the Company announced plans to introduce Optika eMedia, a software solution designed to manage and automate paper-intensive business processes within an enterprise through the Internet and across the value chain. Optika eMedia is currently undergoing beta testing and is currently scheduled to be commercially available by approximately mid-1998. Because the market for Optika eMedia is new and evolving, it is difficult to assess or predict with any assurance the growth rate, if any, and size of this market. There also can be no assurance that the market for Optika eMedia will develop, or that the solution will be adopted or utilized. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the product does not achieve market acceptance, the Company's business, results of operations and financial condition may be materially adversely affected. Software companies which are in the process of announcing and releasing new versions or products frequently experience an adverse effect on revenue during the period between the date the new release is announced and when it becomes generally available. This negative effect is a result of customer buying patterns whereby they have a tendency to wait until the new version is generally available to actually make a purchase. The Company has experienced and expects that it will continue to experience this adverse effect until Optika eMedia, which was recently announced, is available. Further, if customers purchasing current products are granted discounts or upgrade rights to future releases, significant amounts of revenue may be deferred from sales of currently shipped products because of the Company's adoption of the recently released SOP 97-2 "Software Revenue Recognition". The effect of these two potential adverse factors coupled with anticipated significant research and development spending will likely result in operating losses being incurred in several quarters in 1998.

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

     Reliance on Indirect Distribution Channels; Potential for Channel Conflict. The Company's future results of operations will depend on the success of its marketing and distribution strategy, which relies, to a significant degree, upon APs and OEMs to sell and install the Company's software, and provide post-sales support. In 1997, the Company's top 65 APs/OEMs accounted for approximately 80% of its license revenues, and substantially all of the Company's license revenues were derived from sales by APs and OEMs. These relationships are usually established through formal agreements that generally do not grant exclusivity, do not prevent the distributor from carrying competing product lines and do not require the distributor to purchase any minimum dollar amount of the Company's software. There can be no assurance that any APs will continue to represent the Company or sell its products. Furthermore, there can be no assurance that other APs, some of which have significantly greater financial marketing and other resources than the Company, will not develop or market software products which compete with the Company's products or will not otherwise discontinue their relationship with, or support of, the Company. Some of the Company's APs are small companies that have limited financial and other resources which could impair their ability to pay the Company. To date, the Company's inability to receive payments from such APs has not had a material adverse effect on the Company's business, results of operations or financial condition. The Company's OEMs currently compete with the Company and its APs. Selling through indirect channels may also hinder the Company's ability to forecast sales accurately, evaluate customer satisfaction, provide quality service and support or recognize emerging customer requirements. The Company's strategy of marketing its products indirectly through APs and OEMs may result in distribution channel conflicts. To the extent that different APs and OEMs target the same customers, they may come into conflict with each other. Although the Company has attempted to allocate certain territories for its products among its distribution channels in a manner to avoid potential conflicts, there can be no assurance that channel conflict will not materially and adversely affect its relationship with existing APs and OEMs, or adversely affect its ability to attract new APs and OEMs. The loss by the Company of a number of its more significant APs or OEMs, the inability of the Company to obtain qualified new APs or OEMs, or to obtain access to the channels of distribution offering software products to the Company's targeted markets, or the failure of APs or OEMs to pay the Company for its software, could have a material adverse effect on the Company's business, results of operations, or financial condition.

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

     Lengthy and Complex Sales and Implementation Cycles; Dependence on Capital Spending. The license of the Company's software products is typically an executive-level decision by prospective end-users, and generally requires for the Company and its APs and OEMs to engage in a lengthy and complex sales cycle (typically between six and twelve months from the initial contact date). In addition, the implementation by customers of the imaging products offered by the Company may involve a significant commitment of resources by such customers over an extended period of time. For these and other reasons, the sales and customer implementation cycles are subject to a number of significant delays over which the Company has little or no control. The Company's future performance also depends upon the capital expenditure budgets of its customers and the demand by such customers for the Company's products. Certain industries to which the Company sells its products, such as the financial services industry, are highly cyclical. The Company's operations may in the future be subject to substantial period-to-period fluctuations as a consequence of such industry patterns, domestic and foreign economic and other conditions, and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect on the Company's business, results of operations, and financial condition.

     Intense Competition. The market for the Company's products is intensely competitive and can be significantly affected by new product introductions and other market activities of industry participants. The Company's competitors offer a variety of products and services to address the emerging market for imaging software solutions. The Company's principal direct competitors include FileNet Corporation, International Business Machines Corporation, Unisys Corporation, Mosaix, Inc. and Eastman Kodak Company. Numerous other software vendors also compete in each product area. Potential competitors include providers of document management software, providers of document archiving products and relational database management systems vendors. The Company also faces competition from VARs, OEMs, distributors and systems integrators, some of which are APs or OEMs for the Company. In addition, the Company may face competition from other established and emerging companies in new market segments following the introduction of Optika eMedia.

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

     Management Changes; No Assurance of Successful Expansion of Operations. Most of the Company's senior management team have joined the Company within the last three years. There can be no assurance that these individuals will be able to achieve and manage growth, if any, or build an infrastructure necessary to operate the Company. The Company's ability to compete effectively and to manage any future growth will require that the Company continue to assimilate new personnel and to expand, train and manage its work force. The Company intends to continue to increase the scale of its operations significantly to support anticipated increases in revenues, and to address critical infrastructure and other requirements. These increases have included and will include the leasing of new space, the opening of additional foreign offices, and potential acquisitions, significant increases in research and development to support product development, and the hiring of additional personnel in sales and marketing. The increased scale of operations has resulted in significantly higher operating expenses, which are expected to continue to increase significantly in the future. If the Company's revenues do not correspondingly increase, the Company's results of operations would be materially and adversely affected. Expansion of the Company's operations has caused, and is continuing to impose, a significant strain on the Company's management, financial and other resources. The Company's ability to manage its recent, and any future growth (should it occur) will depend upon a significant expansion of its internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business, could have a material adverse effect on the Company's business, financial condition, and results of operations. In this regard, any significant revenue growth will be dependent in significant part upon the Company's expansion of its marketing, sales and AP support capabilities. This expansion will continue to require significant expenditures to build the necessary infrastructure. There can be no assurance that the Company's efforts to expand its marketing, sales and customer support efforts will be successful or will result in additional revenues or profitability in any future period.

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

     Dependence on Proprietary Technologies; Risk of Infringement. The Company's performance depends in part on its ability to protect its proprietary rights to the technologies used in its principal products. The Company relies on a combination of copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect its proprietary rights, which are measures that afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products, or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate, or that competitors will not independently develop similar technologies. The Company is not aware that it is infringing any proprietary rights of third parties. However, there can be no assurance that third parties will not claim infringement by the Company's products of their intellectual property rights. The Company expects that software product developers will increasingly be subject to infringement claims if the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, and regardless of the outcome of any litigation, will be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays, or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all. In the event of a successful claim of infringement against the Company's products and the failure or inability of the Company to license the infringed or similar technology, the Company's business, results of operations, and financial condition would be materially and adversely affected.

     The Company also licenses software from third parties, which is incorporated into its products, including software incorporated into its viewer, image decompression software and optical character recognition, and full-text engines. These licenses expire from time to time. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms. While the Company believes that all of such third-party software is available from alternate vendors, and the Company maintains standard software escrow agreements with each of such parties, agreements which provide the Company with access to the source code in the event of their bankruptcy or insolvency, the loss of, or inability to maintain, any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated, which in turn could materially and adversely affect the Company's business, results of operations, and financial condition. In addition, the Company generally does not have access to source code for the software supplied by these third parties. Certain of these third parties are small companies that do not have extensive financial and technical resources. If any of these relationships were terminated or if any of these third parties were to cease doing business, the Company may be forced to expend significant time and development resources to replace the licensed software. Such an event would have a material adverse effect upon the Company's business, results of operations, and financial condition. The Company has entered into source code escrow agreements with a limited number of its customers and resellers, requiring release of source code in certain circumstances. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business, or if the Company fails to provide timely responses to identified product defects.

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

     Year 2000. Many currently installed computer and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. The Company believes that the purchasing patterns of customers and potential customers may be significantly affected by Year 2000 issues. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase services such as those offered by the Company. Additionally, Year 2000 issues could cause a significant number of companies, including current customers of the Company, to reevaluate their current system needs, and as a result, consider switching to other systems or suppliers. This could have a material adverse effect on the Company's business, financial condition and results of operations. The Company currently offers products and services that are designed to be Year 2000 compatible. Although the Company has designed its products and services to be Year 2000 capable and tests third-party software that is incorporated with the Company's products and services, there can be no assurance that the Company's products and services, particularly when such products and services incorporate third-party software, contain all necessary date code changes. The Company utilizes off-the-shelf and custom software developed internally and by third parties. To the extent that such software and systems do not comply with Year 2000 requirements, there can be no assurance that potential system interruptions or the cost necessary to update such software will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

         None.

Item 5 - Other Information.

         None.

Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits

                27  Financial data schedule.

         (b)  Reports on Form 8-K

                No reports on Form 8-K have been filed during the quarter ended March 31, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              OPTIKA IMAGING SYSTEMS, INC.
                                                     (Registrant)



            5/14/98                              /s/   Mark K. Ruport
          -----------                         --------------------------------
            (Date)                                     Mark K. Ruport
                                              President, Chief Executive Officer
                                                  and Chairman of the Board


            5/14/98                              /s/   Steven M. Johnson
          -----------                         --------------------------------
            (Date)                                     Steven M. Johnson
                                                    Chief Financial Officer,
                                                   Vice President Finance and
                                                  administration, Secretary and
                                                    Chief Accounting Officer