Form 10-Q
period 1998-06-30
OPTIKA IMAGING SYSTEMS INC
filed 1998-08-17
CIK 1014920

===============================================================================


                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            Form 10-Q

(Mark one)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1998


                                OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to
      --------------

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ____.

   6,996,570 shares of the Registrant's Common Stock, $.001 par value per share, were outstanding as of August 12, 1998



===============================================================================

                                    INDEX


                                                                            PAGE

PART I - FINANCIAL INFORMATION

      Item 1 -  Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of December 31, 1997
          and June 30, 1998                                                   1

          Condensed Consolidated Statements of Operations for the
          three-month and six-month periods ended June 30, 1997
          and 1998 (Unaudited)                                                2

          Condensed Consolidated Statements of Cash Flows for the
          six-month periods ended June 30, 1997 and 1998 (Unaudited)          3

          Notes to Condensed Consolidated Financial Statements (Unaudited)    4

      Item 2 - Management's  Discussion and Analysis of Financial
          Condition and Results of Operations                                 6

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings                                             17

      Item 2 - Changes in Securities and Use of Proceeds                     17

      Item 3 - Defaults on Senior Securities                                 17

      Item 4 - Submission of Matters to a Vote of Security Holders           17

      Item 5 - Other Information                                             17

      Item 6 - Exhibits and Reports on Form 8-K                              17

      Signatures                                                             18




                          OPTIKA IMAGING SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                December 31,     June 30,
                                                                   1997           1998
                                                               -------------  -------------
                                                                               (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents...............................    $      3,202   $      5,576
   Short-term investments..................................           5,398          1,986
   Accounts receivable, net................................           8,555          5,567
   Other current assets....................................             986            948
                                                               -------------  -------------
         Total current assets..............................          18,141         14,077
                                                               -------------  -------------

Fixed assets, net..........................................           2,721          3,217
Other assets, net..........................................           1,024          2,242
                                                               -------------  -------------
                                                               $     21,886   $     19,536
                                                               =============  =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt.......................    $         15   $          -
   Accounts payable .......................................             742            908
   Accrued expenses........................................           1,901          2,278
   Restructuring reserve...................................             291             27
   Deferred revenue........................................           2,445          3,223
                                                               -------------  -------------
          Total current liabilities........................           5,394          6,436
                                                               -------------  -------------

Commitments and contingencies

Common stockholders' equity:
   Common stock; $.001 par value;25,000,000 shares authorized;
      6,890,724 and 6,960,604 shares issued and outstanding
      at December 31, 1997 and June 30, 1998, respectively.               7              7
      Additional paid-in capital...........................          17,179         17,233
      Accumulated deficit..................................            (694)        (4,140)
                                                               -------------  -------------
          Total common stockholders' equity................          16,492         13,100
                                                               -------------  -------------
                                                               $     21,886   $     19,536
                                                               =============  =============


The accompanying notes are an integral part of these financial statements.



                          OPTIKA IMAGING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                    Three Months             Six Months Ended
                                                   Ended June 30,                June 30,
                                            --------------------------   ---------------------

                                                   1997          1998       1997         1998
                                                   ----          ----       ----         ----
Revenues:
   Licenses................................   $   3,745     $   1,843  $   6,940   $    4,091
   Maintenance and other...................       1,425         1,645      2,752        3,105
                                                --------      --------   --------    ---------
      Total revenues.......................       5,170         3,488      9,692        7,196

Cost of revenues:
   Licenses................................         138            84        298          210
   Maintenance and other...................         681           772      1,302        1,481
                                                --------      --------   --------    ---------
      Total cost of revenues...............         819           856      1,600        1,691
                                                --------      --------   --------    ---------

Gross profit...............................       4,351         2,632      8,092        5,505

Operating expenses:
   Sales and marketing.....................       2,561         3,310      4,715        6,237
   Research and development................       1,393         1,287      2,542        2,413
   General and administrative..............         438           614        841        1,175
                                                --------      --------   --------    ---------
      Total operating expenses.............       4,392         5,211      8,098        9,825
                                                --------      --------   --------    ---------

Loss from operations.......................         (41)       (2,579)        (6)      (4,320)

Other income (expense), net................         155           (46)       236           13
                                                --------      --------   --------    ---------

Income (loss) before provision (benefit)
  for income taxes.........................         114        (2,625)       230       (4,307)
Provision (benefit) for income taxes.......          43          (525)        86         (861)
                                                --------      --------   --------    ---------

Net income (loss)..........................   $      71     $  (2,100)  $    144   $   (3,446)
                                                ========      ========   ========    =========

Net income (loss) per common share.........   $    0.01     $   (0.30)  $   0.02   $    (0.50)
                                                ========     =========   ========    =========

Weighted average number of common shares
  outstanding..............................       6,763         6,956      6,737        6,942
                                                ========     =========   ========     ========

Diluted net income (loss) per common share.   $    0.01     $   (0.30)  $   0.02   $    (0.50)
                                                ========      ========   ========    =========

Diluted weighted average number of common
  shares outstanding.......................       7,731         6,956      7,726        6,942
                                                ========      ========   ========    =========

The accompanying notes are an integral part of these financial statements.



                          OPTIKA IMAGING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                Six Months Ended June 30,
                                                               ----------------------------
                                                                   1997           1998
                                                                   ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..........................................    $        144   $     (3,446)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
   Depreciation and amortization...........................             267            405
   Deferred tax benefit....................................             (30)          (962)
   Loss on disposal of assets..............................              18              -
   Change in assets and liabilities:
      Accounts receivable, net.............................            (760)         2,988
      Other assets.........................................            (296)          (261)
      Accounts payable.....................................              30            166
      Accrued expenses.....................................             444            113
      Deferred revenue.....................................             257            778
                                                               -------------  -------------

   Net cash provided (used) by operations.................               74           (219)
                                                               -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.......................................          (1,690)          (858)
Sale (purchase) of short-term investments..................            (928)         3,412
                                                               -------------  -------------

   Net cash provided (used) by investing activities........          (2,618)         2,554
                                                               -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt.......................            (223)           (15)
Proceeds from issuance of common stock.....................             288             54
                                                               -------------  -------------

   Net cash provided by financing activities...............              65             39
                                                               -------------  -------------

Net increase (decrease) in cash and cash equivalents.......          (2,479)         2,374
Cash and cash equivalents at beginning of period...........           3,474          3,202
                                                               -------------  -------------
Cash and cash equivalents at end of period.................    $        995   $      5,576
                                                               =============  =============

The accompanying notes are an integral part of these financial statements.

                            OPTIKA IMAGING SYSTEMS, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

1.     GENERAL

Basis of Presentation
      The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's (SEC's) rules and regulations. The consolidated results of operations for the period ended June 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1998. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Net Income (Loss) Per Common Share
      In 1997, the Company adopted the guidelines of Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Prior period EPS have been restated to conform with the new statement. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares outstanding plus all dilutive potential common shares outstanding. During the first half of 1998, 285,000 options to purchase common stock of the Company were granted. Additionally, during the first quarter of 1998, 264,500 options to purchase common stock of the Company were re-priced at $3.18 per option share.

The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands except per share data):


                                                                     Quarter Ended                Six Months Ended
                                                                        June 30,                      June 30,
                                                                  1997            1998          1997            1998
                                                                  --------------------          --------------------
Earning Per Share:
           Net income (loss)..............................        $    71    $  (2,100)         $    144   $  (3,446)
           Weighted average common shares outstanding.....          6,763        6,956             6,737       6,942
           Net income (loss) per common share.............        $  0.01    $   (0.30)         $   0.02   $   (0.50)
Effect of Dilutive Securities:
           Options and warrants...........................            968           --               989          --
           Diluted weighted average common shares
              outstanding.................................          7,731        6,956             7,726       6,942
           Diluted net income (loss) per common share.....        $  0.01    $   (0.30)         $   0.02   $   (0.50)


Restructuring and Sale of FPhealthcare Suite
    During the fourth quarter of 1997, the Company made the decision to exit the vertical healthcare market and sold the rights to the majority of the software products that previously comprised the FPhealthcare suite of products. The FPhealthcare suite was being developed to offer a product tailored to the healthcare industry however, there have been a limited number of customers who have licensed the software. The restructuring plan involved the FPhealthcare suite product sale, closure of the Company's Boston facility, and the termination of approximately 14 employees. The Company incurred a 1997 restructuring charge of $885,000 related to this restructuring consisting of severance and benefits for employees to be terminated, write-downs of assets and leased facility executory costs, and other costs related to the restructuring consisting principally of legal and other miscellaneous costs. The remaining costs are expected to be resolved within the third quarter of 1998.

The following table summarizes the activity in the Company's restructuring reserves during 1998:

                                             Asset
                                           Impairment      Other
                                Employee    and Lease      Exit
                                Benefits      Costs        Costs    Total
                               -------------------------------------------
Balance at December 31, 1997   $ 136,000     $ 116,000  $ 39,000 $ 291,000
Cash payments                    136,000       116,000    12,000   264,000
                               ===========================================
Balance at June 30, 1998       $       -     $       -  $ 27,000 $  27,000
                               ===========================================



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

RESULTS OF OPERATIONS

      The Company's revenues consist primarily of license revenues that are comprised of one-time fees for the license of the Company's products, and maintenance revenues, which are comprised of fees for updates and technical support. The Company's Advantage Partners ("APs"), formerly called Business Solution Partners, and Original Equipment Manufacturers ("OEMs"), which are responsible for the installation and integration of the software, enter into sales agreements with the end-user and purchase software directly from the Company. The software is licensed directly to the end-user by the Company through a standard shrink-wrapped license agreement. Annual maintenance agreements are also entered into between the APs and OEMs and the end-user, and the APs and OEMs then purchase maintenance services directly from the Company. For the six months ended June 30, 1998, approximately 56.9% of the Company's total revenues were derived from software licenses and approximately 32.5% of the Company's total revenues were derived from maintenance agreements. Other revenues, which are comprised of training, consulting and implementation services and third-party hardware and software products, accounted for 10.6% of the Company's total revenues. The Company adopted the provisions of Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), for transactions entered into after January 1, 1998. Under SOP 97-2, the Company generally recognizes license revenue upon shipment when a non-cancelable license agreement has been signed or a purchase order has been received, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Where applicable, fees from multiple element arrangements are unbundled and recorded as revenue as the elements are delivered to the extent that vendor specific objective evidence of fair value exists. Maintenance revenues are deferred and recognized ratably over the maintenance period, which is generally one year. Other revenues are recognized as services are performed. The Company generally does not grant rights to return products, except for defects in the performance of the products relative to specifications and pursuant to standard industry shrink-wrapped license agreements which provide for 30-day rights of return if an end-user does not accept the terms of the software license, nor does it provide provisions for price adjustments or rotation rights. The Company's terms of sales generally range from 30 to 60 days from date of shipment for APs and OEMs. Based on the Company's research and development process, costs incurred between the establishment of technological feasibility and general release of the software products have not been material and therefore have not been capitalized in accordance with Statement of Financial Accounting Standards No. 86. All research and development costs have been expensed as incurred.

      In March 1998, the Company introduced Optika eMedia(TM), its next-generation software solution for managing and automating paper-intensive business-to-business transactions. In July 1998, Optika announced the controlled shipment of Optika eMedia to initial user sites that included Fortune 1000 companies and other large organizations. Optika eMedia is scheduled to be commercially available by approximately September 1998. Optika eMedia manages business transactions both within an enterprise and across the Internet with multiple business partners. Commerce-brokering software and solutions enable large organizations to manage the high-volume flow of documents and electronic information associated with business-to-business transactions. Optika eMedia incorporates all of the imaging/COLD/workflow functionality of Optika's FilePower solution, in addition to availability of multiple client interfaces and a scalable, 3-tier architecture and will incorporate powerful Internet negotiation and resolution tools. (See Business Risks-Risks Associated with the Introduction of Optika eMedia).

REVENUES

      Total revenues decreased 25.8% from $9.7 million, for the six months ended June 30, 1997, to $7.2 million, for the six months ended June 30, 1998. Total revenues decreased 32.5% from $5.2 million, for the quarter ended June 30, 1997, to $3.5 million, for the quarter ended June 30, 1998.

      Licenses. License revenues decreased 41.1% from $6.9 million, during the six months ended June 30, 1997, to $4.1 million, for the six months ended June 30, 1998, and decreased 50.8% from $3.7 million, during the quarter ended June 30, 1997, to $1.8 million, during the same period in 1998. License revenues represented 71.6% and 56.9% of the total revenues for the six months ended June 30, 1997 and 1998, respectively and 72.4% and 52.8% of the total revenues for the quarter ended June 30, 1997 and 1998, respectively. Management believes that the decrease in license revenues during the first half of 1998 is primarily a result of customers choosing to delay purchase decisions of the Company's product until the general release of Optika eMedia. License revenues generated outside of the United States accounted for approximately 27.4% of the Company's revenues for the six months ended June 30, 1997, compared to 23.9% for the same period in 1998, and 24.5% and 29.6% for the quarter ended June 30, 1997 and 1998, respectively.

      Maintenance and Other. Maintenance revenues, exclusive of other revenue, increased 35.3% from $1.7 million during the six months ended June 30, 1997, to $2.3 million for the six months ended June 30, 1998 and increased 41.1% from $878,000 during the quarter ended June 30, 1997 compared to $1.2 million during the same period in 1998. Maintenance revenue represented 17.3% and 32.5% of the total revenues for the six months ended June 30, 1997 and 1998, respectively and 17.0% and 35.5% of the total revenues for the quarter ended June 30, 1997 and 1998, respectively. Through the Company's continued improvements in the tracking, monitoring and notifying of expiring maintenance contracts and the general increase in the number of installed systems, the Company was able to increase the number of maintenance contract renewals. Other revenue, consisting primarily of consulting services, training and consulting fees represented 11.1% and 10.6% of total revenues for the six months ended June 30, 1997 and 1998, respectively, and 10.6% and 11.7% of total revenues for the quarters ended June 30, 1997 and 1998, respectively.

COST OF REVENUES

      Licenses. Cost of licenses consists primarily of royalty payments to third-party vendors, product author commissions, whereby certain of the Company's software developers are entitled to receive a specified percentage of product sales, and costs of product media, duplication, packaging and fulfillment. Cost of licenses decreased from $298,000, or 4.3% of license revenues, to $210,000, or 5.1% of license revenues, for the six months ended June 30, 1997 and 1998, respectively, and decreased from $138,000, or 3.7% of license revenues, to $84,000, or 4.6% of license revenues, for the quarters ended June 30, 1997 and 1998, respectively. The decrease in absolute dollar cost of licenses was attributable to the decreased license revenue.

      Maintenance and Other. Costs of maintenance and other consist of the direct and indirect costs of providing software maintenance and support, training and consulting services to the Company's APs, OEMs and end-users. Cost of maintenance and other increased from $1.3 million or 47.3% of maintenance and other revenues to $1.5 million or 47.7% of maintenance and other revenues for the six months ended June 30, 1997 and 1998, respectively. Cost of maintenance and other increased from $681,000, or 47.8% of maintenance and other revenues to $772,000, or 46.9% of maintenance and other revenues, for the quarters ended June 30, 1997 and 1998, respectively. Cost as a percentage of revenue for both periods remained constant as revenues increased.

OPERATING EXPENSES

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising and promotional expenses. Sales and marketing expenses increased from $4.7 million, or 48.7% of total revenues, for the six months ended June 30, 1997 to $6.2 million, or 86.7% of total revenues, for the six months ended June 30, 1998. Sales and marketing expenses increased from $2.6 million or 49.5% of total revenues for the quarter ended June 30, 1997 to $3.3 million or 94.9% of total revenues for the quarter ended June 30, 1998. The increase in sales and marketing expenses is primarily attributable to costs associated with the continued expansion of the Company's product launch activities associated with Optika eMedia. The Company anticipates that sales and marketing expenses will continue to increase in absolute dollars in future quarters as the Company continues the launch of the Optika eMedia product.

      Research and Development. Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, as well as the cost of facilities and equipment. Research and development expenses decreased from $2.5 million, or 26.2% of total revenues, for the six months ended June 30, 1997 to $2.4 million, or 33.5% of total revenues, for the six months ended June 30, 1998, respectively. Research and development expenses decreased from $1.4 million, or 26.9% of total revenues, to $1.3 million, or 36.9% of total revenues, for the quarters ended June 30, 1997 and 1998, respectively. Research and development costs decreased in absolute dollars between both periods as a result of the Company's exit from the healthcare market in late 1997. The Company expects research and development expenses to increase in absolute dollars in future quarters to fund the development of new products and product enhancements.

      General and Administrative. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and outside professional fees. General and administrative expenses increased from $841,000 or 8.7% of total revenues, for the six months ended June 30, 1997 to $1.2 million, or 16.3% of total revenues for the six months ended June 30, 1998. General and administrative expenses increased from $438,000, or 8.5% of total revenues for the quarter ended June 30, 1997, to $614,000, or 17.6% of total revenues for the quarter ended June 30, 1998. The increase in general and administrative costs in absolute dollars was primarily due to the write-off of certain accounts receivable in Asia during the first six months of 1998.

      Other income, net. Other income, net consists primarily of interest earned on the Company's financing activities offset by interest expense on the Company's capitalized lease obligations and other debt. The Company recognized net other income of $236,000 during the six months ended June 30, 1997 compared to net other income of $13,000 during the six months ended June 30, 1998. The Company recognized net other income of $155,000 during the quarter ended June 30, 1997 compared to net other expense of $46,000 for the same period in 1998, primarily as a result of decreased investment income and an increase in foreign currency translation loss.

      Provision (Benefit) for Income Taxes. The Company's effective tax rates decreased from 38% for the quarter ended June 30, 1997 to 20% for the quarter ended June 30, 1998 primarily due to increased research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and short-term investments at June 30, 1998 were $7.6 million, decreasing by approximately $1.0 million from December 31, 1997. The decrease in cash and short-term investments is primarily due to the 1998 first and second quarter losses and capital expenditures offset by the collection of accounts receivable.

      For the six months ended June 30, 1997, net cash provided by operating activities was $74,000 compared to net cash used by operating activities of $219,000 for the six months ended June 30, 1998. The decrease in cash provided by operating activities for the six months ended June 30, 1998 is primarily due to the first and second quarter losses offset by improved accounts receivable collections.

      Cash used in investing activities was $2.6 million for the six months ended June 30, 1997 compared to cash provided of $2.6 million for the six months ended June 30, 1998. Uses of cash consisted primarily of purchases of marketable securities and property and equipment in the first six months of 1997, while marketable securities were sold during the first six months of 1998.

      Cash provided by financing activities was $65,000 for the six months ended June 30, 1997. Cash provided by financing activities was $39,000 for the six months ended June 30, 1998. Cash provided by financing activities resulted primarily from proceeds from stock option exercises and the sales of securities under the Company's employee stock purchase plan, offset in part by repayments of bank borrowings, capital leases and other debt.

      At June 30, 1998, the Company's principal sources of liquidity included cash and short-term investments of $7.6 million. In addition, the Company has a secured credit facility for up to $3.0 million, bearing interest at the bank's prime rate plus .75%. As of June 30, 1998, the Company had $2.8 million available for borrowing and no other debt outstanding.

      The Company believes that its current cash and short-term investments, together with anticipated cash flow from operations and its bank credit facility, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Thereafter, the Company may require additional funds to support such activity through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company and would not be dilutive.

YEAR 2000

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

      The Company currently offers products and services that are designed to be Year 2000 compatible. Although the Company has designed its products and services to be Year 2000 capable and tests third-party software that is incorporated with the Company's products and services, there can be no assurance that the Company's products and services, particularly when such products and services incorporate third-party software, contain all necessary date code changes. To the extent that the Company's software does not comply with Year 2000 requirements, there can be no assurance that potential system interruptions or the cost necessary to update the software will not have a material adverse effect on the Company's business, financial condition and results of operations.

      The Company uses third-party software and computer technology internally which may materially impact the Company if not Year 2000 compliant. Further, the Company's operations may be at risk if its suppliers and other third-parties fail to adequately address the Year 2000 problem or if software conversions result in system incompatibilities with these third-parties. This issue could result in system failures or generation of erroneous information and could significantly disrupt business activities. The Company is in initial discussions with its major suppliers and is continuing to review what actions will be required to make all software systems used internally Year 2000 compliant as well as to mitigate its vulnerability to problems with the systems used by its suppliers and other third parties. The total cost and time associated with the impact of Year 2000 compliance cannot presently be determined. To the extent that third-party software does not comply with Year 2000 requirements, there can be no assurance that potential system interruptions for the Company and its major suppliers or the cost necessary to update the software will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

    Risks Associated with the Introduction of Optika eMedia. In March 1998, the Company announced plans to introduce Optika eMedia, a software solution designed to manage and automate paper-intensive business processes within an enterprise through the Internet and across the value chain. In July 1998, Optika announced the controlled shipment of Optika eMedia to initial user sites that included Fortune 1000 companies and other large organizations. Optika eMedia is scheduled to be commercially available by approximately September 1998. Because the market for Optika eMedia is new and evolving, it is difficult to assess or predict with any assurance the growth rate, if any, and size of this market. There also can be no assurance that the market for Optika eMedia will develop, or that the solution will be adopted or utilized. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the product does not achieve market acceptance, the Company's business, results of operations and financial condition may be materially adversely affected. Software companies that are in the process of announcing and releasing new versions or products frequently experience an adverse effect on revenue during the period between the date the new release is announced and when it becomes generally available. This negative effect is a result of customer buying patterns whereby they have a tendency to wait until the new version is generally available to actually make a purchase. The Company has experienced and expects that it will continue to experience this adverse effect until Optika eMedia, is commercially available. Further, if customers purchasing current products are granted discounts or upgrade rights to future releases, significant amounts of revenue may be deferred from sales of currently shipped products because of the Company's adoption of the recently released SOP 97-2 "Software Revenue Recognition". The effect of these two potential adverse factors coupled with anticipated significant research and development spending will likely result in operating losses being incurred in several quarters in 1998.

    Although sales of Optika eMedia are not expected to be significant until the fourth quarter of 1998, the Company is directing a significant amount of its product development expenditures to the ongoing development of Optika eMedia and a significant amount of its sales and marketing resources to the full commercial introduction of Optika eMedia and believes that its acceptance by customers is critical to the future success of the Company. There can be no assurance that Optika eMedia will gain significant market acceptance, if at all. Optika eMedia has not been fully implemented in customers' environments and as a result, there can be no assurance that Optika eMedia will not require substantial software enhancements or modifications to satisfy performance requirements of customers or to fix design defects or previously undetected errors. Further, it is common for complex software programs such as Optika eMedia to contain undetected errors when first released, which are discovered only after the product has been used over time with different computer systems and in varying applications and environments. While the Company is not aware of any significant technical problems with Optika eMedia, there can be no assurance that errors will not be discovered, or if discovered, that they will be successfully corrected on a timely basis, if at all. The Company's future business growth is substantially dependent on the continued development, introduction and market acceptance of Optika eMedia. Should the Company fail to release a fully commercial version of Optika eMedia, if the Company is unable to ship Optika eMedia on a timely basis, if customers experience significant problems with implementation of Optika eMedia or are otherwise dissatisfied with the functionality or performance of Optika eMedia, or if it fails to achieve market acceptance for any other reason, the Company's business, results of operations and financial condition may be materially adversely affected.


    Reliance on Indirect Distribution Channels; Potential for Channel Conflict. The Company's future results of operations will depend on the success of its marketing and distribution strategy, which has relied, to a significant degree, upon APs and OEMs to sell and install the Company's software, and provide post-sales support. In 1997, the Company's top 70 APs/OEMs accounted for approximately 75% of its license revenues, and substantially all of the Company's license revenues were derived from sales by APs and OEMs. These relationships are usually established through formal agreements that generally do not grant exclusivity, do not prevent the distributor from carrying competing product lines and do not require the distributor to purchase any minimum dollar amount of the Company's software. There can be no assurance that any APs will continue to represent the Company or sell its products. Furthermore, there can be no assurance that other APs, some of which have significantly greater financial marketing and other resources than the Company, will not develop or market software products which compete with the Company's products or will not otherwise discontinue their relationship with, or support of, the Company. Some of the Company's APs are small companies that have limited financial and other resources which could impair their ability to pay the Company. To date, the Company's inability to receive payments from such APs has not had a material adverse effect on the Company's business, results of operations or financial condition. The Company's OEMs occasionally compete with the Company and its APs. Selling through indirect channels may also hinder the Company's ability to forecast sales accurately, evaluate customer satisfaction, provide quality service and support or recognize emerging customer requirements.

    The Company recently altered its sales strategy with the introduction of a direct sales team. The Company's strategy of marketing its products directly and indirectly (through APs and OEMs) may result in distribution channel conflicts. To the extent that the Company, APs and OEMs target the same customers, they may come into conflict with each other. Although the Company has attempted to allocate certain territories for its products among its distribution channels in a manner to avoid potential conflicts, there can be no assurance that channel conflict will not materially and adversely affect its relationship with existing APs and OEMs, or adversely affect its ability to attract new APs and OEMs. The loss by the Company of a number of its more significant APs or OEMs, the inability of the Company to obtain qualified new APs or OEMs, or to obtain access to the channels of distribution offering software products to the Company's targeted markets, or the failure of APs or OEMs to pay the Company for its software, could have a material adverse effect on the Company's business, results of operations, or financial condition.

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

    Product Concentration; Dependence on Emerging Market for Integrated Imaging Systems. To date, substantially all of the Company's revenues have been attributable to sales of the FilePower Suite and individual software modules which comprise the FilePower Suite. Although Optika eMedia is not currently in commercial production, the Company expects Optika eMedia, in the event it is successfully introduced in the marketplace and produces future revenues, and the FilePower Suite to account for substantially all of its future revenues. Optika eMedia is not generally available. As a result, factors adversely affecting the pricing of, or demand for, such products, such as competition or technological change, could have a material adverse effect on the Company's business, results of operations, and financial condition. The Company's future financial performance will depend in general on growth in the relatively small and emerging market for imaging software products, and in particular on the successful development, introduction and customer acceptance of new and enhanced versions of its existing software products such as Optika eMedia. There can be no assurance that such market will grow or that the Company will be successful in developing and marketing these or any other products, or that any of these products will achieve widespread customer acceptance. If the document imaging software market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, results of operations, and financial condition would be materially and adversely affected.

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

    Control by Existing Stockholders; Effects of Certain Anti-Takeover Provisions. Members of the Board of Directors, and the executive officers of the Company, together with members of their families and entities that may be deemed affiliates of, or related to, such persons or entities, beneficially own approximately 39% of the outstanding shares of Common Stock of the Company. Accordingly, these stockholders could, if acting in concert, be able to elect all members of the Company's Board of Directors and determine the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. Certain provisions of the Company's Certificate of Incorporation, equity incentive plans, Bylaws, and Delaware law may also discourage certain transactions involving a change in control of the Company. This level of ownership by such persons and entities, when combined with the Company's classified Board of Directors and the ability of the Board of Directors to issue "blank check" preferred stock without further stockholder approval, may have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of Common Stock.

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

                      PART II - OTHER INFORMATION



Item 1 - Legal Proceedings.

      None.

Item 2 - Changes in Securities and Use of Proceeds.

      None.

Item 3 - Defaults upon Senior Securities.

      None.

Item 4 - Submission of Matters to a Vote of Security Holders.

      None.

Item 5 - Other Information.

      None.

Item 6 - Exhibits and Reports on Form 8-K
 .
      (a)    Exhibits

27.1        Financial  Data  Schedule  for the six months ended June 30, 1998
27.2        Restated  Financial  Data  Schedule for the six months ended
                  June 30, 1997
27.3        Restated  Financial Data Schedule for the three months ended
                  March 31, 1997
27.4        Restated  Financial Data Schedule for the years ended December 31,
                  1996 and 1995.

      (b)    Reports on Form 8-K

            No reports on Form 8-K have been filed during the quarter ended
                  June 30, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OPTIKA IMAGING SYSTEMS, INC.
                                                (Registrant)




            8/14/98                         /s/   Mark K. Ruport
            (Date)                             Mark K. Ruport
                                     President, Chief Executive Officer
                                          and Chairman of the Board



            8/14/98                         /s/ Steven M. Johnson
            (Date)                            Steven M. Johnson
                                 Chief Financial Officer, Vice President Finance
                                     and Administration, Secretary and
                                          Chief Accounting Officer