Form 10-Q
period 1998-09-30
OPTIKA IMAGING SYSTEMS INC
filed 1998-11-16
CIK 1014920

OPTIKA IMAGING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                      Page
================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998


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

            7,078,469 shares of the Registrant's Common Stock, $.001 par value per share, were outstanding as of November 13, 1998



================================================================================


                                            INDEX

                                                                                          PAGE

PART I - FINANCIAL INFORMATION

        Item 1 -  Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets as of December 31, 1997 and
                 September 30, 1998                                                         1

                 Condensed Consolidated Statements of Operations for the three-month and
                 nine-month periods ended September 30, 1997 and 1998 (Unaudited)           2

                 Condensed Consolidated Statements of Cash Flows for the nine-month
                 periods ended September 30, 1997 and 1998 (Unaudited)                      3

                 Notes to Condensed Consolidated Financial Statements (Unaudited)           4

        Item 2 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                   5

PART II - OTHER INFORMATION

        Item 1 - Legal Proceedings                                                         17

        Item 2 - Changes in Securities and Use of Proceeds                                 17

        Item 3 - Defaults on Senior Securities                                             17

        Item 4 - Submission of Matters to a Vote of Security Holders                       17

        Item 5 - Other Information                                                         17

        Item 6 - Exhibits and Reports on Form 8-K                                          17

        Signatures                                                                         18





                          OPTIKA IMAGING SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                            December 31,      September 30,
                                                                                1997              1998
                                                                           ----------------  ----------------
                                                                                               (unaudited)
Assets
Current assets:
   Cash and cash equivalents...........................................    $         3,202   $         5,858
   Short-term investments..............................................              5,398             1,294
   Accounts receivable, net............................................              8,555             5,332
   Other current assets................................................                986               815
                                                                           ----------------  ----------------
         Total current assets..........................................             18,141            13,299
                                                                           ----------------  ----------------

Fixed assets, net......................................................              2,721             3,188
Other assets, net......................................................              1,024             2,382
                                                                           ---------------   ----------------
                                                                           $        21,886   $        18,869
                                                                           ================  ================
Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt...................................    $            15   $            -
   Accounts payable ...................................................                742             1,178
   Accrued expenses....................................................              2,192             2,546
   Deferred revenue....................................................              2,445             3,234
                                                                           ----------------  ----------------
          Total current liabilities....................................              5,394             6,958
                                                                           ----------------  ----------------

Commitments and contingencies

Common stockholders' equity:
   Common stock; $.001 par value;  25,000,000 shares  authorized;
      6,890,724 and 7,078,469 shares issued and outstanding
      at December 31, 1997 and September 30, 1998, respectively........                  7                 7
      Additional paid-in capital.......................................             17,179            17,380
      Accumulated deficit..............................................               (694)           (5,476)
                                                                           ----------------  ----------------
          Total common stockholders' equity............................             16,492            11,911
                                                                           ----------------  ----------------
                                                                           $        21,886   $        18,869
                                                                           ================  ================



                 The accompanying  notes are an integral part of these financial statements.



                          OPTIKA IMAGING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                            Three Months Ended              Nine Months Ended
                                                              September 30,                  September 30,
                                                      -----------------------------     ------------------------

                                                              1997            1998          1997           1998

Revenues:
   Licenses................................            $     4,273      $    3,072   $    11,213    $     7,163
   Maintenance and other...................                  1,533           2,105         4,285          5,210
                                                          ---------        --------     ---------      ---------
      Total revenues.......................                  5,806           5,177        15,498         12,373

Cost of revenues:
   Licenses................................                    172              97           470            307
   Maintenance and other...................                    764             854         2,066          2,335
                                                          ---------        --------     ---------      ---------
      Total cost of revenues...............                    936             951         2,536          2,642
                                                          ---------        --------     ---------      ---------

Gross profit...............................                  4,870           4,226        12,962          9,731

Operating expenses:
   Sales and marketing.....................                  2,649           3,381         7,364          9,618
   Research and development................                  1,360           1,385         3,902          3,798
   General and administrative..............                    474             754         1,315          1,929
   Restructuring charge....................                     --             425            --            425
                                                          ---------        --------     ---------      ---------

      Total operating expenses.............                  4,483           5,945        12,581         15,770
                                                          ---------        --------     ---------      ---------

Income (loss) from operations..............                    387          (1,719)          381         (6,039)

Other income, net..........................                    113              50           349             63
                                                          ---------        --------     ---------      ---------

Income (loss) before provision (benefit) for
income taxes...............................                    500          (1,669)          730         (5,976)
Provision (benefit) for income taxes.......                    190            (333)          276         (1,194)
                                                          ---------        --------     ---------      ---------
Net income (loss)..........................            $       310      $   (1,336)   $      454     $   (4,782)
                                                          =========        ========     =========      =========

Net income (loss) per common share.........            $      0.05      $    (0.19)   $     0.07     $    (0.69)
                                                          =========        ========     =========      =========
Weighted average number of common shares
outstanding................................                  6,803           6,985         6,760          6,956
                                                          =========        ========     =========      =========

Diluted net income (loss) per common share.            $      0.04       $   (0.19)   $     0.06     $    (0.69)
                                                          =========        ========     =========      =========
Diluted weighted average number of common
shares outstanding.........................                  7,624           6,985         7,725          6,956
                                                          =========        ========     =========      =========

                The accompanying  notes are an integral part of these financial statementS.



                          OPTIKA IMAGING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                            Nine Months Ended September 30,
                                                                           ----------------------------------
                                                                                1997              1998
Cash Flows From Operating Activities:
Net income (loss)......................................................    $           454   $       (4,782)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
   Depreciation and amortization.......................................                439              770
   Deferred tax asset (benefit)........................................                276           (1,299)
   Loss on disposal of assets..........................................                 18               35
   Change in assets and liabilities:
      Accounts receivable, net.........................................             (1,631)           3,223
      Other assets.....................................................               (454)             (78)
      Accounts payable.................................................               (325)             436
      Accrued expenses.................................................                517              354
      Deferred revenue.................................................                451              789
                                                                           ----------------  ----------------

          Net cash used by operations..................................               (255)            (552)
                                                                           ----------------  ----------------

Cash Flows From Investing Activities:
Capital expenditures...................................................             (2,107)          (1,082)
Sale of short-term investments.........................................                127            4,104
                                                                           ----------------  ----------------

          Net cash provided (used) by investing activities.............             (1,980)           3,022
                                                                           ----------------  ----------------

Cash Flows From Financing Activities:
Principal payments on long-term debt...................................               (324)             (15)
Proceeds from issuance of common stock.................................                460              201
                                                                           ----------------  ----------------

          Net cash provided by financing activities....................                136              186
                                                                           ----------------  ----------------

Net increase (decrease) in cash and cash equivalents...................             (2,099)           2,656
Cash and cash equivalents at beginning of period.......................              3,474            3,202
                                                                           ----------------  ----------------
Cash and cash equivalents at end of period.............................    $         1,375   $        5,858
                                                                           ================  ================



                 The accompanying  notes are an integral part of these financial statements.

                          OPTIKA IMAGING SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       General

Basis  of  Presentation
     The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's (SEC's) rules and regulations. The consolidated results of operations for the period ended September 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1998. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Net  Income  (Loss) Per  Common  Share
     In 1997, the Company adopted the guidelines of Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Prior period EPS have been restated to conform with the new statement. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares outstanding plus all dilutive potential common shares outstanding. During the first nine months of 1998, 382,000 options to purchase common stock of the Company were granted. Additionally, during the first quarter of 1998, 264,500 options to purchase common stock of the Company were re-priced at $3.18 per option share.

The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands except per share data):

                                                          Quarter Ended        Nine Months Ended
                                                           September 30,         September 30,
                                                       1997          1998       1997         1998
Earning Per Share:
     Net income (loss).....................         $     310   $  (1,336)   $     454    $ (4,782)
     Weighted average common shares outstanding         6,803       6,985        6,760       6,956
     Net income (loss) per common share....         $    0.05   $   (0.19)   $    0.07    $  (0.69)
Effect of Dilutive Securities:
     Options and warrants..................               821          --          965          --
     Diluted weighted average common shares
      outstanding..........................             7,624       6,985        7,725       6,956
     Diluted net income (loss) per common share     $    0.04   $   (0.19)   $    0.06    $  (0.69)

Restructuring  of Asian Operations
     Due to the current economic status and instability in the Asian markets, the Company made the decision to consolidate its Asian Operations from four offices to two in the third quarter of 1998, thus reducing future operational risks and cash outflows into the region. This restructuring resulted in a $425,000 one-time write-off including $125,000 of goodwill, $200,000 of severance costs and $100,000 of lease termination and other costs. As of September 30, 1998 there is approximately $112,000 of severance and lease costs remaining to be paid. All severance costs and the majority of the lease costs are expected to be paid before the end of 1998.


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

Results of Operations

     The Company's revenues consist primarily of license revenues that are comprised of one-time fees for the license of the Company's products, and maintenance revenues, which are comprised of fees for updates and technical support. The Company's Advantage Partners ("APs"), formerly called Business Solution Partners, and Original Equipment Manufacturers ("OEMs"), which are responsible for the installation and integration of the software, enter into sales agreements with the end-user and purchase software directly from the Company. The software is licensed directly to the end-user by the Company through a standard shrink-wrapped license agreement. Annual maintenance agreements are also entered into between the APs and OEMs and the end-user, and the APs and OEMs then purchase maintenance services directly from the Company. For the nine months ended September 30, 1998, approximately 57.9% of the Company's total revenues were derived from software licenses and approximately 29.8% of the Company's total revenues were derived from maintenance agreements. Other revenues, which are comprised of training, consulting and implementation services and third-party hardware and software products, accounted for 12.3% of the Company's total revenues.

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

     In March 1998, the Company introduced Optika eMedia(TM), its next-generation software solution for managing and automating paper-intensive business-to-business transactions. In July 1998, Optika announced the controlled shipment of Optika eMedia to initial user sites that included Fortune 1000 companies and other large organizations. Optika eMedia became commercially available in late September 1998. Optika eMedia manages business transactions both within an enterprise and across the Internet with multiple business partners. Commerce-brokering software and solutions enable large organizations to manage the high-volume flow of documents and electronic information associated with business-to-business transactions. Optika eMedia incorporates a vast majority of the imaging/COLD/workflow functionality of Optika's FilePower solution, in addition to availability of multiple client interfaces and a scalable, 3-tier architecture. (See "Business Risks-Risks Associated with the Introduction of Optika eMedia").

Revenues

     Total revenues decreased 20.2%, from $15.5 million for the nine months ended September 30, 1997, to $12.4 million for the nine months ended September 30, 1998. Total revenues decreased 10.8%, from $5.8 million for the quarter ended September 30, 1997, to $5.2 million for the quarter ended September 30, 1998.

     Licenses. License revenues decreased 36.1%, from $11.2 million during the nine months ended September 30, 1997, to $7.2 million for the nine months ended September 30, 1998, and decreased 28.1%, from $4.3 million during the quarter ended September 30, 1997, to $3.1 million during the same period in 1998. License revenues represented 72.4% and 57.9% of the total revenues for the nine months ended September 30, 1997 and 1998, respectively, and 73.6% and 59.3% of the total revenues for the quarters ended September 30, 1997 and 1998, respectively. Management believes that the decrease in license revenues during the first nine months of 1998 is primarily a result of customers choosing to delay purchase decisions of the Company's product until the general release of Optika eMedia, which became commercially available in late September 1998. Total revenues generated outside of the United States accounted for approximately 24.1% of the Company's revenues for the nine months ended September 30, 1997, compared to 22.5% for the same period in 1998, and 18.7% and 25.4% for the quarters ended September 30, 1997 and 1998, respectively. The quarterly difference in international revenues as a percentage of total revenues increased due to stronger Europe and Latin American sales during the third quarter of 1998 as compared to the third quarter of 1997.

     Maintenance and Other. Maintenance revenues, exclusive of other revenue, increased 40.0%, from $2.6 million during the nine months ended September 30, 1997, to $3.7 million for the nine months ended September 30, 1998. Additionally, maintenance revenues increased 41.5%, from $952,000 during the quarter ended September 30, 1997 to $1.3 million during the same period in 1998. Maintenance revenue represented 17.0% and 29.8% of the total revenues for the nine months ended September 30, 1997 and 1998, respectively, and 16.4% and 26.0% of the total revenues for the quarters ended September 30, 1997 and 1998, respectively. Through the Company's continued improvements in the tracking, monitoring and notifying of expiring maintenance contracts and the general increase in the number of installed systems, the Company was able to increase the number of maintenance contract renewals. Other revenue, consisting primarily of consulting services, training and consulting fees represented 10.6% and 12.3% of total revenues for the nine months ended September 30, 1997 and 1998, respectively, and 10.0% and 14.7% of total revenues for the quarters ended September 30, 1997 and 1998, respectively.

Cost of Revenues

     Licenses. Cost of licenses consists primarily of royalty payments to third-party vendors, translation fees, product author commissions whereby certain of the Company's software developers are entitled to receive a specified percentage of product sales, and costs of product media, duplication, packaging and fulfillment. Cost of licenses decreased in absolute dollars from $470,000, or 4.2% of license revenues, to $307,000, or 4.3% of license revenues, for the nine months ended September 30, 1997 and 1998, respectively, and decreased from $172,000, or 4.0% of license revenues, to $97,000, or 3.2% of license revenues, for the quarters ended September 30, 1997 and 1998, respectively. The decrease in absolute dollar cost of licenses was attributable to the decreased license revenue.

     Maintenance and Other. Costs of maintenance and other consist of the direct and indirect costs of providing software maintenance and support, training and consulting services to the Company's APs, OEMs and end-users. Cost of maintenance and other increased in absolute dollars from $2.1 million, or 48.2% of maintenance and other revenues, to $2.3 million, or 44.8% of maintenance and other revenues, for the nine months ended September 30, 1997 and 1998, respectively. Cost of maintenance and other increased from $764,000, or 49.8% of maintenance and other revenues, to $854,000, or 40.6% of maintenance and other revenues, for the quarters ended September 30, 1997 and 1998, respectively. The increase in absolute dollars with a decrease in the percentage of revenues represents the continued revenue growth of maintenance and other revenue, while the costs to provide these services does not increase at a corresponding rate.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising and promotional expenses. Sales and marketing expenses increased from $7.4 million, or 47.5% of total revenues, for the nine months ended September 30, 1997 to $9.6 million, or 77.7% of total revenues, for the nine months ended September 30, 1998. Sales and marketing expenses increased from $2.6 million, or 45.6% of total revenues, for the quarter ended September 30, 1997, to $3.4 million, or 65.3% of total revenues, for the quarter ended
September 30, 1998. The increase in sales and marketing expenses is primarily attributable to costs associated with the continued expansion of the Company's product launch activities associated with Optika eMedia, expansion of the Company's direct sales force as well as an increase in finders fees on the Company's direct sales. The Company anticipates that sales and marketing expenses will continue to increase in absolute dollars in future quarters as the Company continues the launch of the Optika eMedia product and enters into more direct sales opportunities.

     Research and Development. Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, as well as the cost of facilities and equipment. Research and development expenses decreased from $3.9 million, or 25.2% of total revenues, for the nine months ended September 30, 1997 to $3.8 million, or 30.7% of total revenues, for the nine months ended September 30, 1998. Research and development expenses remained constant in absolute dollars at $1.4 million, or 23.4% and 26.8% of total revenues, for the quarters ended September 30, 1997 and 1998, respectively. Research and development costs decreased in absolute dollars between the nine month periods as a result of the Company's exit from the healthcare market in late 1997. Research and development on the Company's core products, Optika eMedia and FilePower increased significantly in absolute dollars. The Company expects research and development expenses to increase in absolute dollars in future quarters to fund the development of new products and product enhancements.

     General and Administrative. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and outside professional fees. General and administrative expenses increased from $1.3 million, or 8.5% of total revenues for the nine months ended September 30, 1997 to $1.9 million, or 15.6% of total revenues for the nine months ended September 30, 1998. General and administrative expenses increased from $474,000, or 8.2% of total revenues for the quarter ended September 30, 1997, to $754,000, or 14.6% of total revenues for the quarter ended September 30, 1998. The increase in general and administrative costs in absolute dollars was primarily due to the write-off of certain accounts receivable in Asia during the first nine months of 1998.

     Other income, net. Other income, net consists primarily of interest earned on the Company's financing activities offset by interest expense on the Company's capitalized lease obligations and other debt. The Company recognized net other income of $349,000 during the nine months ended September 30, 1997 compared to net other income of $63,000 during the nine months ended September 30, 1998. The Company recognized net other income of $113,000 during the quarter ended September 30, 1997 compared to net other income of $50,000 for the same period in 1998. The decrease in net other income is primarily the result of decreased investment income due to lower cash balances to invest, and increased foreign currency translation loss.

     Provision (Benefit) for Income Taxes. The Company's effective tax rates decreased from 38% for the quarter ended September 30, 1997 to 20% for the quarter ended September 30, 1998 primarily due the Company revising its effective tax rate to provide a valuation allowance against certain of its research and development tax credits during third quarter of 1998.

Liquidity and Capital Resources

     Cash and short-term investments at September 30, 1998 were $7.2 million, decreasing by approximately $1.4 million from December 31, 1997. The decrease in cash and short-term investments is primarily due to the 1998 losses and capital expenditures for computer equipment and software offset by the collection of accounts receivable.

     For the nine months ended September 30, 1997, net cash used by operating activities was $255,000 compared to net cash used by operating activities of $552,000 for the nine months ended September 30, 1998. The increase in cash used by operating activities for the nine months ended September 30, 1998 is primarily due to the 1998 losses offset by improved accounts receivable collections.

     Cash used by investing activities was $2.0 million for the nine months ended September 30, 1997 compared to cash provided by investing activities of $3.0 million for the nine months ended September 30, 1998. Uses of cash consisted primarily of purchases of marketable securities and property and equipment in the first nine months of 1997, while marketable securities were sold during the first nine months of 1998.

     Cash provided by financing activities was $136,000 for the nine months ended September 30, 1997. Cash provided by financing activities was $186,000 for the nine months ended September 30, 1998. Cash provided by financing activities resulted primarily from proceeds from stock option exercises and the sales of securities under the Company's employee stock purchase plan, offset in part by repayments of bank borrowings, capital leases and other debt.

     At September 30, 1998, the Company's principal sources of liquidity included cash and short-term investments of $7.2 million. In addition, the Company has a secured credit facility for up to $3.0 million, bearing interest at the bank's prime rate. As of September 30, 1998, the Company had $2.8 million available for borrowing and no other debt outstanding.

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


Year 2000

     The Company is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. Many currently installed computer and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than one and a half years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. The Company believes that the purchasing patterns of customers and potential customers may be significantly affected by Year 2000 issues. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products or services such as those offered by the Company. Additionally, Year 2000 issues could cause a significant number of companies, including current customers of the Company; to reevaluate their current system needs, and as a result, consider switching to other systems or suppliers. This could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is currently taking steps to address its Year 2000 readiness issues in the following areas:

     1. The Company's products (including embedded software technology)

     2. Internal systems (includes information technologies and non-information technologies)

     3. Readiness of third parties with whom the Company has business relationships

     The Company has assigned two dedicated Year 2000 cross functional teams (CFT's), one CFT to address the Company's products and one CFT to address internal systems and third parties. Each CFT has an executive sponsor and meets regularly to carry out the process of identifying potential Year 2000 issues, assessing their impact on the Company, putting in place an action plan to address the problem (which will include contingency planning) and following through to ensure the plan was carried out and tested.

The Company's Products

     The Company designs its products and services to be Year 2000 compatible. Nevertheless the Company has performed initial Year 2000 compliance testing on both Optika eMedia and FilePower product suites. During the testing of the FilePower product suite, a few minor deficiencies were found in the Company's FPreport product. The Company is currently addressing these deficiencies and a product patch is expected to be introduced by the first quarter of 1999. This patch will be available electronically to customers who have maintenance agreements with the Company. Costs to address these deficiencies are expected to include only internal development staff time, which has not been separately tracked, and is expected to have no effect on the Company's operating results. No current projects have been delayed or are expected to be delayed due to using internal staff on this issue. To help ensure Year 2000 compliance, the Company plans to perform additional tests on its FilePower and Optika eMedia product suites. The additional testing is expected to be completed during the first quarter of 1999. Any issues found through the additional tests will be addressed in the first half of 1999.

     Although the Company has designed its products and services to be Year 2000 capable and tests its products and services, including third-party software that is incorporated into its products and services, specifically for Year 2000 compliance, there can be no assurance that the Company's products and services, particularly when such products and services incorporate third-party software, contain all necessary date code changes. To the extent that the Company's software does not comply with Year 2000 requirements, there can be no assurance that potential system interruptions or the cost necessary to update the software will not have a material adverse effect on the Company's business, financial condition and results of operations.

Internal Systems

     The Company's internal systems include both its information technology ("IT") and non-IT systems. The Company has initiated an assessment of its internal IT systems including third-party software and hardware technology and its non-IT systems (such as its security system, building equipment, and phone systems). The Company has identified its Mission Critical Systems and during 1998 it will assign each Mission Critical System to a responsible party to carry out Year 2000 testing and vendor polling to ensure compliance during the first half of 1999. Initial review indicates that bringing the Mission Critical Systems to Year 2000 readiness will be covered under software/hardware maintenance agreements and/or normal product upgrades. However, any failure of one or more of the Company's mission critical IT systems to become Year 2000 compliant due to unanticipated problems could limit access of employees to critical information, require the Company to process information manually or result in other inconveniences or inefficiencies for the Company and its customers that may divert management's time and attention, as well as financial and personnel resources from normal business activities. The majority of the Company's IT software applications are produced by Microsoft. Any failure by Microsoft to address the Year 2000 issue could have a material impact on the Company's operations. All non-Mission Critical Systems are deemed to be non-essential to the business and will be upgraded or replaced if a Year 2000 issue exists. Year 2000 compliance issues relating to non-Mission Critical Systems are not expected to have a material financial impact on operations or the Company's ability to carry out its operations.

Third Parties

     The Company does not currently have any information concerning the Year 2000-compliance status of its vendors. The key third parties to which the Company is concerned are its investing and banking relationships. The Company will attempt to obtain Year 2000-compliance status from the key third parties by the first half of 1999. If the Company's current or future vendors, including investing and banking relationships, fail to achieve Year 2000 compliance or if they divert substantial technology expenditures to address the Year 2000 issue, thus impacting their ability to serve the Company, the Company will move its relationships to another vendor that is Year 2000 compliant. Management believes there will be no material adverse affect on the Company of this action.

Disclaimer

     The discussion of the Company's efforts, and management's expectations, relating to year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' abilities to modify proprietary software, unanticipated problems in the ongoing compliance review and failure by the Company to identify a critical year 2000 compliance problem.

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

     Risks Associated with the Introduction of Optika eMedia. In March 1998, the Company announced plans to introduce Optika eMedia, a software solution designed to manage and automate paper-intensive business processes within an enterprise through the Internet and across the value chain. In July 1998, Optika announced the controlled shipment of Optika eMedia to initial user sites that included Fortune 1000 companies and other large organizations. Optika eMedia became commercially available in late September 1998. Because the market for Optika eMedia is new and evolving, it is difficult to assess or predict with any assurance the growth rate, if any, and size of this market. There also can be no assurance that the market for Optika eMedia will develop, or that the solution will be adopted or utilized. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the product does not achieve market acceptance, the Company's business, results of operations and financial condition may be materially adversely affected. Software companies that are in the process of announcing and releasing new versions or products frequently experience an adverse effect on revenue during the period between the date the new release is announced and when it becomes generally available. This negative effect is a result of customer buying patterns whereby they have a tendency to wait until the new version is generally available to actually make a purchase. The Company has experienced and expects that it will continue to experience this adverse effect until Optika eMedia gains full market acceptance. Further, if customers purchasing current products are granted discounts or upgrade rights to future releases, significant amounts of revenue may be deferred from sales of currently shipped products because of the Company's adoption of the recently released SOP 97-2 "Software Revenue Recognition".

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

     Rapid Technological Change: Dependence on New Product Development. The market for imaging, workflow and COLD software is characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements, and emerging industry standards. The Company's future performance will depend in significant part upon its ability to respond effectively to these developments. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete, unmarketable or noncompetitive. For example, new operating systems being introduced by Microsoft this year, such as Microsoft Windows NT
5.0 and Windows 98, could alter generally accepted conventions for document creation, distribution and management. The Company is unable to predict the future impact of such technology changes on the Company's products. Moreover, the life cycles of the Company's products are difficult to estimate. The Company's future performance will depend in significant part upon its ability to enhance current products, and to develop and introduce new products and enhancements that respond to evolving customer requirements. The Company has in the recent past experienced delays in the development and commencement of commercial shipments of new products and enhancements, resulting in customer frustration and delay or loss of revenues. The inability of the Company, for technological or other reasons, to develop and introduce new products or enhancements in a timely manner in response to changing customer requirements, technological change or emerging industry standards, or maintain compatibility with heterogeneous computing environments, would have a material adverse effect on the Company's business, results of operations and financial condition.

     Product Concentration; Dependence on Emerging Market for Integrated Imaging Systems. To date, substantially all of the Company's revenues have been attributable to sales of the FilePower Suite and individual software modules which comprise the FilePower Suite. As of late September 1998, Optika eMedia was generally available. The Company expects Optika eMedia, in the event it is successfully introduced in the marketplace and produces future revenues, and the FilePower Suite to account for substantially all of its future revenues. The Company's future financial performance will depend in general on growth in the relatively small and emerging market for imaging software products, and in particular on the successful development, introduction and customer acceptance of new and enhanced versions of its existing software products such as Optika eMedia. There can be no assurance that such market will grow or that the Company will be successful in developing and marketing these or any other products, or that any of these products will achieve widespread customer acceptance. If the document imaging software market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, results of operations, and financial condition would be materially and adversely affected.

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

     Intense Competition. The market for the Company's products is intensely competitive and can be significantly affected by new product introductions and other market activities of industry participants. The Company's competitors offer a variety of products and services to address the emerging market for imaging software solutions. The Company's principal direct competitors include FileNet Corporation, International Business Machines Corporation, Unisys Corporation, Mosaix, Inc. and Eastman Kodak Company. Numerous other software vendors also compete in each product area. Potential competitors include providers of document management software, providers of document archiving products and relational database management systems vendors. The Company also faces competition from VARs, OEMs, distributors and systems integrators, some of which are APs or OEMs for the Company. In addition, the Company may face competition from other established and emerging companies in new market segments created by the release of Optika eMedia.

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

     Management Changes; No Assurance of Successful Expansion of Operations. Most of the Company's senior management team have joined the Company within the last five years. There can be no assurance that these individuals will be able to achieve and manage growth, if any, or build an infrastructure necessary to operate the Company. The Company's ability to compete effectively and to manage any future growth will require that the Company continue to assimilate new personnel and to expand, train and manage its work force. The Company intends to continue to increase the scale of its operations significantly to support anticipated increases in revenues, and to address critical infrastructure and other requirements. These increases have included and will include the leasing of new space, the opening of additional foreign offices, and potential acquisitions, significant increases in research and development to support product development, and the hiring of additional personnel in sales and marketing. The increased scale of operations has resulted in significantly higher operating expenses, which are expected to continue to increase significantly in the future. If the Company's revenues do not correspondingly increase, the Company's results of operations would be materially and adversely affected. Expansion of the Company's operations has caused, and is continuing to impose, a significant strain on the Company's management, financial and other resources. The Company's ability to manage its recent, and any future growth (should it occur) will depend upon a significant expansion of its internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business, could have a material adverse effect on the Company's business, financial condition, and results of operations. In this regard, any significant revenue growth will be dependent in significant part upon the Company's expansion of its marketing, sales and AP support capabilities. This expansion will continue to require significant expenditures to build the necessary infrastructure. There can be no assurance that the Company's efforts to expand its marketing, sales and customer support efforts will be successful or will result in additional revenues or profitability in any future period.

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

     Restructuring Charges. In order to reduce future risk in Asian markets, the Company made the decision to consolidate its Asian Operations from four offices to two in the third quarter of 1998, resulting in one-time write-offs of goodwill, severance costs and lease termination costs. There can be no assurance that the Company will not incur additional expenses as a result of the decision to consolidate its Asian operations. The decision to consolidate operations also involves special risks and uncertainties, some of which may not be foreseeable or within the Company's control, such as unforeseen severance costs, disputes with terminated employees, customer loss or customer dissatisfaction with the decision. There can be no assurance that the Company will not experience unforeseen costs associated with the decision to consolidate its Asian operations, and such unforeseen costs could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        None.

Item 5 - Other Information.

        None.

Item 6 - Exhibits and Reports on Form 8-K .
        (a)     Exhibits

    10.18 Loan and Security Agreement dated as of October 15, 1998, by and between the registrant and Silicon Valley Bank.
    27.1      Financial  Data Schedule for the nine months ended September 30,
              1998.
    27.2 Restated Financial Data Schedule for the nine months ended September 30, 1997.


        (b)     Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter ended September 30, 1998.

                                          SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   OPTIKA IMAGING SYSTEMS, INC.
                                                           (Registrant)




              11/13/98                    /s/   Mark K. Ruport
              --------                    -----------------------
               (Date)                           Mark K. Ruport
                                       President, Chief Executive Officer
                                           and Chairman of the Board



              11/13/98                    /s/ Steven M. Johnson
              --------                    -----------------------
               (Date)                         Steven M. Johnson
                                 Chief Financial Officer, Vice President Finance
                                         and Administration, Secretary and
                                            Chief Accounting Officer