Form 10-K
period 1998-12-31
OPTIKA INC
filed 1999-02-23
CIK 1014920

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1998

                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to
      ______________

                        Commission File Number 0-28672

                                 Optika Inc.
            (Exact name of registrant as specified in its charter)

              Delaware                           95-4154552
   (State or other jurisdiction of            (I.R.S. Employer
   incorporation or organization)            Identification No.)

    7450 Campus Drive, 2nd Floor                    80920
     Colorado Springs, Colorado                  (Zip Code)
      (Address of principal executive offices)

Registrant's telephone number, including area code:  (719) 548-9800

Securities registered pursuant to Section 12(b) of the Act:

                                 None

Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $.001 per share.
                               (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 10, 1999 as reported on the NASDAQ National Market, was approximately $21,950,930. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 10, 1999, Registrant had outstanding 7,168,795 shares of Common Stock.


                     DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1999 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

==============================================================================


                                 OPTIKA INC.
                       1998 ANNUAL REPORT ON FORM 10-K
                              TABLE OF CONTENTS


                                                                           PAGE
PART I
   Item 1.  Business..........................................................1
   Item 2.  Properties.......................................................14
   Item 3.  Legal Proceedings................................................15
   Item 4.  Submission of Matters to a Vote of Security Holders..............15

PART II
   Item 5.  Market for Registrant's Common Equity and Related
             Stockholder Matters.............................................16
   Item 6.  Selected Financial Data..........................................17
   Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................18
   Item 8.  Financial Statements and Supplementary Data......................25
   Item 9.  Changes In and Disagreements with Accountants on
             Accounting and Financial Disclosure.............................25

PART III
   Item 10. Directors and Executive Officers of Registrant...................26
   Item 11. Executive Compensation...........................................26
   Item 12. Security Ownership of Certain Beneficial Owners and Management...26
   Item 13. Certain Relationships and Related Transactions...................26

PART IV
   Item 14. Exhibits, Financial Statement Schedules and Reports
             on Form 8-K.....................................................27
            Signatures.......................................................43

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

ITEM 1.  BUSINESS

INTRODUCTION

    Optika(R) Inc. ("Optika" or the "Company") is a leading provider of business-to-business electronic commerce ("e-commerce") solutions. By leveraging the technology of the World Wide Web, the Company's software bridges the gap between paper and e-commerce across the enterprise and throughout supply chains. In March 1998, the Company introduced Optika eMedia(TM), its 32-bit Web-based software solution that enables organizations with high transaction volumes to
efficiently  and  inexpensively   manage  the  high-volume  flow  of  paper  and
electronic data associated with running today's businesses. Optika eMedia provides a solution beyond traditional imaging/computer output to laser disc ("COLD")/workflow functionality by also offering multiple client interfaces and a scalable, extensible 3-tier architecture.

    Prior to its introduction of Optika eMedia, Optika developed and distributed FilePower(R), the first truly integrated client/server imaging, COLD and workflow software. In the high-performance imaging market, Optika offered server software that provided core imaging functions, application software for document image management, COLD, automated workflow transaction processing and associated development tools. The FilePower software suite was designed for deployment at the departmental or workgroup level, with scalability throughout the enterprise.

INDUSTRY BACKGROUND

    The Company believes the migration of business to e-commerce is being driven by two trends. First, is the advent of the World Wide Web, which provides a widely-used established infrastructure for the transactions of communications and data to customers, suppliers and business partners. According to META Group, "the applications and business opportunities that fall under the broad, embryonic heading of e-commerce will fundamentally change the way many businesses and organizations operate" (META Group, "Electronic Commerce: A Practical Business Guide" 1998).

    The second trend driving e-commerce is the increasing focus on integrating an organization's business partners, such as vendors and customers, into its traditional business processes. An organization's set of business partners is normally referred to as its "value chain" or "supply chain." Although e-commerce was initially thought of as a revolutionary way to market, sell and purchase goods and services, the industry is now realizing the even greater potential of e-commerce in changing the way businesses manage their supply chain partners. The ubiquitous access and low costs associated with the Internet make it possible for businesses to leverage it as an infrastructure to develop more efficient methods of interacting with each other.

    E-commerce offers a way for businesses to eliminate paper at its source, making it particularly important for customers in paper-intensive industries such as financial services, insurance and retail. However, the high volumes of paper associated with business transactions will not be replaced easily or immediately. The transition from paper-based transactions to electronic transactions over the Internet will likely be gradual and sometimes difficult, varying greatly from company to company. For this reason the Company believes that companies will need to maintain dual systems to handle both paper and electronic transactions over the next few years.

    Therefore, the transition to e-commerce will require solutions that manage the new e-commerce-based business processes, as well as the on-going paper-intensive processes. One method of accomplishing this objective is using products that offer both e-commerce and image processing capabilities. Image processing systems allow documents to be electronically stored, retrieved and routed, and generally include the following five basic functions: (i) document capture, (ii) optical storage, (iii) retrieval and display, (iv) document management and (v) automated transaction processing (workflow).

OPTIKA EMEDIA

    The Company believes that Optika eMedia, Optika's recent product entry into the e-commerce market, addresses organizational needs for managing both paper-based and electronic business-to-business transactions. Optika eMedia became commercially available in September 1998.

    Optika eMedia is a 32-bit Internet-based software suite that manages the full range of documents supporting business transactions within an organization, across the Internet and throughout the supply chain. Optika eMedia provides businesses with a Web-based electronic infrastructure for conducting business with its suppliers and customers. The Optika software solution supplies on-demand access to the entire context of business-to-business relationships, including the ability to find and view all electronic data (such as electronic data interchange or "EDI" and XML-based electronic forms), documents, images and electronic communications and negotiations associated with a business transaction. With Optika eMedia, a company can manage all of its interactions within its supply chain in an efficient and context-rich manner.

    Optika eMedia consists of the following:

o A scalable, extensible 3-tier architecture built on industry standards that combines image management, document management, workflow and COLD, deployed and maintained over the Internet;

o Multiple, user-configurable clients for retrieving and viewing documents of virtually any type as well as processing work in a workflow. Clients include an Optika production interface, a standard browser interface and Optika eMedia tools integrated with a line-of-business application;

o A new concept called "Galleries" which allows business analysts, not programmers, to customize user interfaces specific to business functions;

o Tools that enable organizations to collaborate on business transactions and settle differences in out-of-tolerance transactions;

o      Inter-company  visual workflow software to manage value chain processes;
       and

o Technology adoption methodology to successfully implement the paper automation and paper elimination processes.

    With Optika eMedia's component-based architecture, end-user solutions are constructed from a set of modular components. Because Optika eMedia is designed to work with industry-standard technologies and platforms, such as Windows NT and Web browsers, the Company believes that Optika eMedia lowers the cost for businesses to implement information management solutions and enables businesses to achieve the highest possible return on investment by extending the benefits of technology to their partners. Optika eMedia uses standard TCP/IP protocols to deliver a fully functional 32-bit product accessible to any Web user.

FILEPOWER SUITE

    Prior to its introduction of Optika eMedia, Optika historically developed a fully integrated client/server imaging software suite called FilePower, which provided the following components: server software with core imaging functions; application software for document image management; COLD; automated workflow transaction processing; and associated development tools. The Company believes that the FilePower suite enabled end-users to reduce costs, improve operational productivity and enhance customer service. For the first time, the Company's FilePower suite combined image management (FPmulti), COLD (FPreport) and advanced workflow processing (PowerFlow) into a single, component-based application. The FilePower suite was designed to provide rapid installation, ease of use, enterprise-wide scalability and ease of customization.

SALES & MARKETING

Sales

    Optika employs a blended sales model, consisting of a worldwide network of approximately 170 Advantage Partners ("APs") and 5 Original Equipment Manufacturers ("OEMs"), in addition to a direct sales force that covers 16 North American territories and territories in South America, Asia and Europe. Optika also uses a Solution Services team of system architects and program managers to support its account executives and APs in enterprise system design, planning, implementation, and rollout. License revenues from APs and OEMs accounted for 69% and 10%, respectively, of the Company's license revenues for the year ended December 31, 1998.

    Advantage Partners. APs are Value Added Resellers (VARs) responsible for identifying potential end-users, selling the Company's products to the end-users as part of a complete hardware and software solution, customizing and integrating the Company's products at the end-users sites, and providing support and maintenance to the end-users following the sale. The Company's APs currently include large organizations selling a wide variety of products, smaller organizations focused on imaging, application-oriented organizations and geographically-focused organizations. The Company establishes relationships with APs through written agreements. These agreements establish a price at which the AP is eligible to purchase the Company's software for resale to end-users, the maintenance fee revenues which must be remitted back to the Company, and other material terms and conditions. Such agreements generally do not grant exclusivity to APs, do not prevent APs from carrying competing product lines and do not require APs to sell any particular dollar amount of the Company's software. However, contracts may be terminated at the election of the Company if specified sales targets and end-user satisfaction goals are not attained. Actual sales contracts are between the APs and the end-users, although the end-user directly licenses the software from the Company through acceptance of a standard shrink-wrapped license agreement. The Company supports its APs through dedicated personnel at its headquarters in Colorado Springs and a network of fifteen field offices. Services range from joint marketing efforts to assistance with pricing and proposals to technical product support.

    The Company's strategy is to target its marketing activities toward its most productive APs, and to recruit additional APs in key geographical and vertical markets. The Company's Advantage Partner program is a crucial element of this strategy. The Eye on Partnership program is designed to promote long-term relationships between the Company and its APs by awarding silver, gold and platinum status to APs, based on their sales, training and customer service achievements. This program includes extended support and free training, as well as marketing assistance with seminars, programs and co-op marketing funds.

    OEMs. The Company has also established relationships with certain OEMs who resell the Company's software under their names to their end-user customers as part of their own imaging software solution. Unlike the Company's AP relationships, the OEMs actively compete with the Company and its APs. Optika's OEM agreements establish a price at which the OEM is eligible to purchase the Company's software for resale to its customers, and the maintenance fees received by the OEM to be remitted back to Optika. OEMs generally have a higher sales volume and require considerably less post-sale support than the Company's APs. The Company's strategy is to continue to recruit OEMs in key vertical markets such as healthcare, transportation and financial services.

    Solution Services. The Company's Solution Services team focuses on developing relationships with large corporate end-users with multiple geographic locations. The Solution Services team initiates contact directly with the end-user, but relies heavily on the Company's APs to provide installation and integration services at the end-user's site and provide end-user support and maintenance following sales.

International Sales

    For  the  years  ended  December  31,  1997  and  1998,   Optika   generated
approximately 23% and 24%, respectively, of its total revenues from international sales. The Company currently maintains offices in London and Munich to support its 33 European APs, an office in Brazil to support its 22 Latin American APs, and offices in Singapore and Malaysia to support its 32 Asian APs. The Company is actively seeking to expand and strengthen its network of foreign APs.

Marketing

    The Company has an integrated marketing program that supports its sales strategy. The Company's marketing efforts are organized into marketing communications, product marketing, strategic alliances, marketing programs, channel marketing and Web service programs. The Company supports these efforts by issuing frequent announcements to the press, advertising in industry periodicals and magazines, communicating with key industry analysts, participating in trade shows, telemarketing and direct mailing to prospective customers and developing and maintaining Web services. The Company also unites with channel partners in joint marketing efforts. The targeted audience is Fortune 1000 and Global 2000 companies in the retail, financial services (mortgage lending and banking) and insurance sectors.

CUSTOMERS

     The Company has already established, as of December 31, 1998, a base of over 40 Optika eMedia customers through its blended sales model of APs and direct sales force. Set forth below is a partial list of end-users that have generated revenues for the Company by purchasing Optika eMedia:

AmeriTrade                            National Bank Commerce
ARVEST Bank Group                     Promea Ausgleichakasse
Australian Passport Office            Pulte Mortgage Corporation
Automatic Data Processing             ReliaStar
Boston Edison                         TCI of Pennsylvania
Clear Channel Communications          The Home Depot
Coram Prescriptions                   University of Colorado
Greenlee Textron                      Veterans Administration - Philadelphia
JDEdwards                             Warner-Lambert Company
Kuwait Stock Exchange                 Washington State University
Lawrence Livermore National Lab


    As of December 31, 1998, the Company had licensed approximately 105,000 clients of its products to over 1,500 end-users worldwide. Set forth below is a partial list of FilePower end-users that have generated revenues for the Company and have acquired licenses for a minimum of five users. The Company believes that these end-users are currently using the Company's products and are representative of the Company's overall end-user base.

Banco Nacional de Costa Rica              Lillian Vernon
Banco Safra                               Lloyds Bank StockBrokers
Bank of Scotland                          MCI/WorldCom
BankBoston                                Michelin
Blue Cross/Blue Shield                    Navistar
British Railways                          Packard-Bell
Casio                                     Payless Cashways
Chase Manhattan Bank                      PharMor
Children's Hospital                       Phillips-Van Heusen
Citibank                                  Smith Barney
Coca-Cola Company                         Sony
Deutsche Bank                             Speigel
Diners Club International                 Standard & Poor's
Eddie Bauer                               State of New Mexico
Ernst & Young                             State of Washington
Far East Bank                             Subaru
Federal Reserve Bank                      Texas Woman's University
Fidelity Brokerage                        The Walt Disney Company
Georgia-Pacific Corporation               Tokyo Mitsubishi International
GMAC Commercial Mortgage                  Turner Broadcasting
Guardian Life Insurance Company           Union Bank of Switzerland
Indiana Department of Motor Vehicles      University of Notre Dame
J. Crew                                   Volvo Car UK Limited


     No AP, OEM or end-user accounted for more than 10% of the Company's total revenues for the year ended December 31, 1998.

SERVICE & SUPPORT

    The Company believes that a high level of customer service and support is critical to the Company's performance. The Company provides technical support, maintenance, training and consulting to its APs, which are in turn primarily responsible for providing technical support services directly to end-users. The Company also provides such support directly to its end-users on an as-needed basis. These services are designed to increase end-user satisfaction, provide feedback to the Company as to end-users' demands and requirements, and generate recurring revenue. The Company plans to continue to expand its services and support programs as the depth and breadth of the products offered by the Company increases.

AP Support

    The Company maintains pre-sales technical support personnel who work directly with the APs to provide technical responses to sales inquiries. The Company offers educational and training programs, as well as customized consulting services, to its APs. Fees for training and consulting services are generally charged on a per diem basis. The Company also provides product information bulletins on an ongoing basis, including bulletins posted on its Internet web site and through periodic informational updates about the products installed. These bulletins generally answer frequently asked questions and provide information about new product features.

Technical Support & Software Maintenance

    The Company, in conjunction with its APs, offers end-users a software maintenance program. The maintenance program includes software updates provided by the Company to the end-user, and technical support provided by the AP. Telephone consultation services are provided by the Company to the AP to respond to end-user technical questions that the AP is unable to answer. Web Support services are also now available that provide access to important technical support information, streamline the process of interacting with the support organization and provide access to the Technical Support Knowledge Base. An AP typically charges the end-user a fee for maintenance and support of the entire system, including software and hardware. In turn, the Company, on an annual basis, charges the AP a fee of between 8% and 12% of the then-current list prices of the licensed software.

Warranty

    The Company generally includes a 90-day limited warranty with the software license. During the warranty period, the end-user is entitled to corrections for documented program errors.

RESEARCH & DEVELOPMENT

    The Company has committed, and expects to continue to commit, substantial resources to research and development. Optika's research and development organization is organized along the product team concept. Each product team has an engineering team leader, a product manager, development engineers and quality assurance engineers. The team is entirely responsible for the design, implementation and quality of its products. Product development efforts are directed at increasing product functionality, improving product performance, and expanding the capabilities of the products to interoperate with third-party software and hardware. In particular, the Company is devoting substantial development resources to develop additional functionality for its products, and the capability to support additional platforms, databases, graphical user interfaces, toolsets and emerging technologies. The Company believes that the modular architecture of Optika eMedia will provide the foundation for future enhancements to the Company's e-commerce solution.

    As of December 31, 1998, the Company's research and development organization consisted of 51 full-time employees in Colorado Springs, Colorado. During 1998, research and development expenses were $5.3 million. As of December 31, 1998, the Company had expensed all of its software development costs as incurred.

COMPETITION

    The market for the Company's products is intensely competitive and can be significantly affected by new product introductions and other market activities of industry participants. The Company believes that the principal competitive factors affecting its market include product features such as adaptability, scalability, ability to integrate with third-party products, functionality, ease of use, product reputation, quality, performance, price, customer service and support, effectiveness of sales and marketing efforts, and company reputation. Although the Company believes that it currently competes favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors. The Company's principal direct competitors for its product include FileNet Corporation, International Business Machines Corporation, and Eastman Software. The Company also competes with industry-specific application vendors. Numerous other software vendors also compete in each product area. Potential competitors include, without limitation, providers of document management software products, providers of document archiving products, and RDBMS ("Relational Database Management System") vendors. In addition, the Company may face competition from other established and emerging companies in new market segments, such as e-commerce, resulting from the introduction of Optika eMedia.

    Many of the Company's current and potential competitors have longer operating histories, greater resources and name recognition, and a larger installed base of customers than the Company. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than can the Company. The Company also faces indirect competition from VARs, OEMs, distributors and system integrators. The Company relies on a number of these resellers for implementation and other customer support services, as well as recommendations of its products during the evaluation stage of the purchase process. Although the Company seeks to maintain close relationships with these resellers, many of these third parties have similar, and often more established, relationships with the Company's principal competitors.

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

EMPLOYEES

    At December 31, 1998, the Company had 173 full-time employees in 21 cities. Of these employees, 51 were involved in research and development, 77 in sales and marketing, 27 in technical support and training, and 18 in administration and finance. No employees are covered by any collective bargaining agreements. The Company believes that its relationship with its employees is good.

EXECUTIVE OFFICERS

    The Company's executive officers and key employees, and their ages as of February 10, 1999 are:

       Name                      Age                   Position
      ---------------------      ---        ------------------------------------
      Mark K. Ruport.......      46         President, Chief Executive Officer &
                                            Chairman of the Board of Directors
      Steven M. Johnson....      37         Vice President- Finance &
                                            Administration, Chief Financial
                                            Officer & Secretary
      Marc R. Fey..........      43         Senior  Vice President - Engineering
                                            & Customer Support Services
      Jeanne Logozzo.......      35         Vice President- Marketing
      Greg D. Cooke........      35         Vice President- North American Sales
      Paul Carter..........      44         Chief Product Architect, Co-Founder
                                            & Director

    Mark K. Ruport has been President and Chief Executive Officer and a Director of the Company since February 1995. He has served as Chairman of the Board of Directors since May 1996. From June 1990 to July 1994, Mr. Ruport was President and Chief Operating Officer, and most recently Chief Executive Officer, of Interleaf, Inc., a publicly-held software and services company that develops and markets solutions for content and document management and high-end publishing. From July 1994 to February 1995, Mr. Ruport pursued personal interests. From 1989 to 1990, Mr. Ruport was Senior Vice President of Worldwide Sales of Informix Software, where he had responsibility for direct and indirect sales and OEMs.

    Steven M. Johnson has served as Vice President--Finance and Administration and Chief Financial Officer of the Company since September 1992, and as its Secretary since May 1996. He also served as interim Chief Executive Officer of the Company from October 1994 to February 1995 and as interim Vice President of North American Channel Sales from July 1998 through December 1998. Prior to joining the Company, from February 1988 to September 1992, Mr. Johnson was Vice President-Finance, and Chief Financial Officer, of Insurance Auto Auctions, Inc., a publicly held company.

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

    Greg D. Cooke has served as Vice President of North American Sales since February 1999 . While at Optika, Mr. Cooke has held a variety of sales and business development positions. Prior to joining Optika in 1991, Mr. Cooke was the Vice President of Sales and Marketing for FSE Corporation, a leading financial services systems integration company and Optika business partner in Dallas, Texas. He also held a sales management position at The Synergistic Group, where he was responsible for the sales of business planning software packages to leading manufacturers, wholesale distributors and retailers.

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

    Significant Fluctuations in Operating Results. The Company's sales and other operating results have varied significantly in the past and will vary significantly in the future as a result of factors such as: the size and timing of significant orders and their fulfillment; demand for the Company's products; changes in pricing policies by the Company or its competitors; the number, timing and significance of product enhancements and new product announcements by the Company and its competitors; changes in the level of operating expenses; customer order deferrals in anticipation of new products or otherwise; foreign currency exchange rates; warranty and customer support expenses; changes in its end-users' financial condition and budgetary processes; changes in the Company's sales, marketing and distribution channels; delays or deferrals of customer implementation; product life cycles; software bugs and other product quality problems; discounts; the cancellation of licenses during the warranty period or nonrenewal of maintenance agreements; customization and integration problems with the end-user's legacy system; changes in the Company's strategy; changes in accounting pronouncements; potential acquisitions; changes in customer buying patterns as a result of Year 2000 concerns; the level of international expansion; and seasonal trends. A significant portion of the Company's revenues has been, and the Company believes will continue to be, derived from a limited number of orders, and the timing of such orders and their fulfillment have caused, and are expected to continue to cause, material fluctuations in the Company's operating results. Revenues are also difficult to forecast because the markets for the Company's products are rapidly evolving, and the sales cycle of the Company and of its APs and OEMs, from initial evaluation to purchase, is lengthy and varies substantially from end-user to end-user. To achieve its quarterly revenue objectives, the Company depends upon obtaining orders in any given quarter for shipment in that quarter. Product orders are typically shipped shortly after receipt; consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's revenues. Furthermore, the Company has often recognized most of its revenues in the last month, or even in the last weeks or days, of a quarter. Accordingly, a delay in shipment near the end of a particular quarter may cause revenues in a particular quarter to fall significantly below the Company's expectations and may materially adversely affect the Company's operating results for such quarter. Conversely, to the extent that significant revenues occur earlier than expected, operating results for subsequent quarters may fail to keep pace with results of previous quarters or even decline. The Company also has recorded generally lower sales in the first quarter than in the immediately preceding quarter, as a result of, among other factors, end-users' purchasing and budgeting practices and the Company's sales commission practices, and the Company expects this pattern to continue in future years. To the extent that future international operations constitute a higher percentage of total revenues, the Company anticipates that it may also experience relatively weaker demand in the third quarter as a result of reduced sales in Europe during the summer months. A significant portion of the Company's expenses are relatively fixed in the short term. Accordingly, if revenue levels fall below expectations, operating results are likely to be disproportionately and adversely affected. As a result of these and other factors, the Company believes that its quarterly operating results will vary in the future, and that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Furthermore, due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

    Risks Associated with the Introduction of Optika eMedia. In March 1998, the Company announced plans to introduce Optika eMedia, its 32-bit Web-based software solution that enables organizations with high transaction volumes to efficiently and inexpensively manage the high-volume flow of paper and electronic data associated with running today's businesses. In July 1998, Optika announced the controlled shipment of Optika eMedia to initial user sites that included Fortune 1000 companies and other large organizations. Optika eMedia became commercially available in late September 1998. Because the market for Optika eMedia is new and evolving, it is difficult to assess or predict with any assurance the growth rate and size of this market. There also can be no assurance that the market for Optika eMedia will continue to develop. If the market continues to develop more slowly than expected or becomes saturated with competitors, or if the product does not achieve market acceptance, the Company's business, results of operations and financial condition may be materially adversely affected.

    Optika eMedia has not been fully implemented in customers' environments and as a result, there can be no assurance that Optika eMedia will not require substantial software enhancements or modifications to satisfy performance requirements of customers or to fix design defects of previously undetected errors. Further, it is common for complex software programs such as Optika eMedia to contain undetected errors when first released, which are discovered only after the product has been used over time with different computer systems and in varying applications and environments. While the Company is not aware of any significant technical problems with Optika eMedia, there can be no assurance that errors will not be discovered, or if discovered, that they will be successfully corrected on a timely basis, if at all. The Company's future business growth is substantially dependent on the continued development, introduction and market acceptance of Optika eMedia. If customers experience significant problems with implementation of Optika eMedia or are otherwise dissatisfied with the functionality or performance of Optika eMedia, or if it fails to achieve market acceptance for any other reason, the Company's business, results of operations and financial condition may be materially adversely affected.

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

    During 1998, the Company altered its sales strategy with the introduction of a direct sales team. Although the Company has recruited a direct sales staff, the Company has limited experience in marketing and selling its products on a direct sales basis. Consequently, there can be no assurance the Company will be successful in achieving a significant level of direct sales on a timely basis, or at all. The Company's strategy of marketing its products directly and indirectly (through APs and OEMs) may result in distribution channel conflicts. To the extent that the Company, APs and OEMs target the same customers, they may come into conflict with each other. Although the Company has attempted to avoid potential conflicts, there can be no assurance that channel conflict will not materially and adversely affect its relationship with existing APs and OEMs, or adversely affect its ability to attract new APs and OEMs. The loss by the Company of a number of its more significant APs or OEMs, the inability of the Company to obtain qualified new APs or OEMs, or to obtain access to the channels of distribution offering software products to the Company's targeted markets, or the failure of APs or OEMs to pay the Company for its software, could have a material adverse effect on the Company's business, results of operations, or financial condition.

    Rapid Technological Change: Dependence on New Product Development. The market for the Company's products is characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements, and emerging industry standards. The Company's future performance will depend in significant part upon its ability to respond effectively to these developments. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete, unmarketable or noncompetitive. The Company is unable to predict the future impact of such technology changes on the Company's products. Moreover, the life cycles of the Company's products are difficult to estimate. The Company's future performance will depend in significant part upon its ability to enhance current products, and to develop and introduce new products and enhancements that respond to evolving customer requirements. The Company has in the recent past experienced delays in the development and commencement of commercial shipments of new products and enhancements, resulting in customer frustration and delay or loss of revenues. The inability of the Company, for technological or other reasons, to develop and introduce new products or enhancements in a timely manner in response to changing customer requirements, technological change or emerging industry standards, or maintain compatibility with heterogeneous computing environments, would have a material adverse effect on the Company's business, results of operations and financial condition.

    Product Concentration. To date, the majority of the Company's revenues have been attributable to sales of the FilePower Suite and individual software modules which comprise the FilePower Suite. Optika eMedia became generally available in September 1998. The Company expects Optika eMedia and the FilePower Suite to account for substantially all of its future revenues. The Company's future financial performance will depend in general on the continued transition from imaging software to e-commerce, and in particular on the successful development, introduction and customer acceptance of new and enhanced versions of its existing software products such as Optika eMedia. There can be no assurance that such market will continue to grow or that the Company will be successful in developing and marketing these or any other products, or that any of these products will achieve widespread customer acceptance. If the e-commerce software market grows more slowly than the Company currently anticipates, the Company's business, results of operations, and financial condition would be materially and adversely affected.

    Lengthy and Complex Sales and Implementation Cycles; Dependence on Capital Spending. The license of the Company's software products is typically an executive-level decision by prospective end-users, and generally requires for the Company and its APs and OEMs to engage in a lengthy and complex sales cycle (typically between six and twelve months from the initial contact date). In addition, the implementation by customers of the products offered by the Company may involve a significant commitment of resources by such customers over an extended period of time. For these and other reasons, the sales and customer implementation cycles are subject to a number of significant delays over which the Company has little or no control. The Company's future performance also depends upon the capital expenditure budgets of its customers and the demand by such customers for the Company's products. Certain industries to which the Company sells its products, such as the financial services industry, are highly cyclical. The Company's operations may in the future be subject to substantial period-to-period fluctuations as a consequence of such industry patterns, domestic and foreign economic and other conditions, and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect on the Company's business, results of operations, and financial condition.

    Intense Competition. The market for the Company's products is intensely competitive and can be significantly affected by new product introductions and other market activities of industry participants. The Company's competitors offer a variety of products and services to address the emerging market for e-commerce solutions. The Company's principal direct competitors for its product include FileNet Corporation, International Business Machines Corporation and
Eastman Kodak Company. The Company also competes with industry-specific application vendors. Numerous other software vendors also compete in each product area. Potential competitors include providers of document management software, providers of document archiving products, and RDBMS ("Relational Database Management Systems") vendors. In addition, the Company may face competition from other established and emerging companies in new market segments created by the release of Optika eMedia.

    Many of the Company's current and potential competitors are substantially larger than the Company, have significantly greater financial, technical and marketing resources and have established more extensive channels of distribution. As a result, such competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. Because the Company's products are designed to operate in non-proprietary computing environments and because of low barriers to entry in the e-commerce market, the Company expects additional competition from established and emerging companies, as the market for e-commerce continues to evolve. The Company expects its competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide added functionality and other features. Successful new product introductions or enhancements by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's products and services, result in continued intense price competition, or make the Company's products and services or technologies obsolete or noncompetitive. To be competitive, the Company will be required to continue to invest significant resources in research and development, and in sales and marketing. There can be no assurance that the Company will have sufficient resources to make such investments or that the Company will be able to make the technological advances necessary to be competitive. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties, to increase the ability of their products to address the needs of the Company's prospective customers. In addition, several competitors have recently made, or attempted to make, acquisitions to enter the market or increase their market presence. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors, or that competitive pressures will not have a material adverse effect on the Company's business, results of operations, and financial condition.

    Management Changes; No Assurance of Successful Expansion of Operations. Most of the Company's senior management team have joined the Company within the last five years. There can be no assurance that these individuals will be able to achieve and manage growth, if any, or build an infrastructure necessary to operate the Company. The Company's ability to compete effectively and to manage any future growth will require that the Company continue to assimilate new personnel and to expand, train and manage its work force. The Company intends to continue to increase the scale of its operations significantly to support anticipated increases in revenues, and to address critical infrastructure and other requirements. These increases have included and will include the leasing of new space, the opening of additional foreign offices, potential acquisitions, increases in research and development to support product development, and the hiring of additional personnel in sales and marketing. The increased scale of operations has resulted in significantly higher operating expenses, which are expected to continue to increase significantly in the future. If the Company's revenues do not correspondingly increase, the Company's results of operations would be materially and adversely affected. Expansion of the Company's operations may impose a significant strain on the Company's management, financial and other resources. In this regard, any significant revenue growth will be dependent in significant part upon the Company's expansion of its marketing, sales and AP support capabilities. This expansion will continue to require significant expenditures to build the necessary infrastructure. There can be no assurance that the Company's efforts to expand its marketing, sales and customer support efforts will be successful or will result in additional revenues or profitability in any future period.

    Dependence on Key Personnel. The Company's future performance depends to a significant degree upon the continuing contributions of its key management, sales, marketing, customer support, and product development personnel. The Company has at times experienced, and continues to experience, difficulty in recruiting qualified personnel, particularly in software development and customer support. The Company believes that there may be only a limited number of persons with the requisite skills to serve in those positions, and that it may become increasingly difficult to hire such persons. Competitors and others have in the past, and may in the future, attempt to recruit the Company's employees. The Company has from time to time experienced turnover of key management and technical personnel. The loss of key management or technical personnel, or the failure to attract and retain key personnel, could have a material adverse effect on the Company's business, results of operations, and financial condition.

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

    International Operations. Sales outside the United States accounted for approximately 29%, 23% and 24% of the Company's revenues in 1996, 1997 and 1998, respectively. An element of the Company's strategy is to expand its international operations, including the development of certain third-party distributor relationships and the hiring of additional sales representatives, each of which involves a significant investment of time and resources. There can be no assurance that the Company will be successful in expanding its international operations. In addition, the Company has only limited experience in developing localized versions of its products. There can be no assurance that the Company will be able to successfully localize, market, sell and deliver its products internationally. The inability of the Company to successfully expand its international operations in a timely manner could materially and adversely affect the Company's business, results of operations, and financial condition. The Company's international revenues may be denominated in foreign or the U.S. dollar currency. The Company does not currently engage in foreign currency hedging transactions; as a result, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies, could make the Company's software less price-competitive, and could have a material adverse effect upon the Company's business, results of operations, and financial condition. In addition, the Company's international business is, and will continue to be, subject to a variety of risks, including: delays in establishing international distribution channels; difficulties in collecting international accounts receivable; increased costs associated with maintaining international marketing and sales efforts; unexpected changes in regulatory requirements, tariffs and other trade barriers; political and economic instability; limited protection for intellectual property rights in certain countries; lack of acceptance of localized products in foreign countries; difficulties in managing international operations, potentially adverse tax consequences including, restrictions on the repatriation of earnings; and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, the Company's results of operations. Although the Company's products are subject to export controls under United States laws, the Company believes it has obtained all necessary export approvals. However, the inability of the Company to obtain required approvals under any applicable regulations could adversely affect the ability of the Company to make international sales.

     Product Liability; Risk of Product Defects. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. However, it is possible that the limitation of liability provisions contained in the Company's license agreements may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any product liability claims to date, the sale and support of products by the Company may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, results of operations, and financial condition. Software products such as those offered by the Company frequently contain errors or failures, especially when first introduced or when new versions are released. Although the Company conducts extensive product testing, the Company has in the past released products that contained defects, and has discovered software errors in certain of its new products and enhancements after introduction. The Company could in the future lose or delay recognition of revenues as a result of software errors or defects, the failure of its products to meet customer specifications or otherwise. The Company's products are typically intended for use in applications that may be critical to a customer's business. As a result, the Company expects that its customers and potential customers have a greater sensitivity to product defects than the market for general software products. Although the Company's business has not been materially and adversely affected by any such errors, or by defects or failure to meet specifications, to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors or defects will not be found in new products or releases after commencement of commercial shipments, or that such products will meet customer specifications, resulting in loss or deferral of revenues, diversion of resources, damage to the Company's reputation, or increased service and warranty and other costs, any of which could have a material adverse effect upon the Company's business, operating results, and financial condition. (See Year 2000 discussion).

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

    Control by Existing Stockholders; Effects of Certain Anti-Takeover Provisions. Members of the Board of Directors, and the executive officers of the Company, together with members of their families and entities that may be deemed affiliates of, or related to, such persons or entities, beneficially own approximately 38% of the outstanding shares of Common Stock of the Company. Accordingly, these stockholders could, if acting in concert, be able to elect all members of the Company's Board of Directors and determine the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. Certain provisions of the Company's Certificate of Incorporation, equity incentive plans, Bylaws, and Delaware law may also discourage certain transactions involving a change in control of the Company. This level of ownership by such persons and entities, when combined with the Company's classified Board of Directors and the ability of the Board of Directors to issue "blank check" preferred stock without further stockholder approval, may have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of Common Stock.

ITEM 2.  PROPERTIES

    The Company's principal administrative, sales and marketing, research and development and support facilities consist of approximately 39,000 square feet of office space in Colorado Springs, Colorado. The Company occupies these premises under a lease expiring March 2007. In support of its field sales and support organization, the Company also leases facilities and offices in 20 other locations in the United States, and one office in each of the following locations: the United Kingdom, Germany, Brazil, Singapore, and Malaysia.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                   PART II

ITEM 5.  MARKET FOR THE  REGISTRANT'S  COMMON  EQUITY AND RELATED  STOCKHOLDER
         MATTERS

    The Company's Common Stock is traded over-the-counter on the NASDAQ National Market under the symbol "OPTK" The Company commenced its initial public offering of Common Stock on July 25, 1996 at a price of $6 per share. Prior to such date, there was no public market for the Common Stock. The following table sets forth the high and low closing sale prices for the Common Stock for the periods indicated, as reported on the NASDAQ National Market.

                                                         HIGH       LOW
Quarter ended December 31, 1998                        $ 3.88    $ 2.00
Quarter ended September 30, 1998                       $ 3.69    $ 2.50
Quarter ended June 30, 1998                            $ 3.88    $ 2.44
Quarter ended March 31, 1998                           $ 4.25    $ 2.81
Quarter ended December 31, 1997                        $ 5.75    $ 3.00
Quarter ended September 30, 1997                       $ 5.94    $ 3.63
Quarter ended June 30, 1997                            $ 5.75    $ 4.50
Quarter ended March 31, 1997                           $ 7.13    $ 4.75
Quarter ended December 31, 1996                        $ 8.25    $ 5.02
Quarter ended September 30, 1996 (from July
  25,1996)                                             $ 9.00    $ 4.88


    The Company has not paid any cash dividends on its capital stock since its inception, and does not expect to pay cash dividends on its Common Stock in the foreseeable future. The Company's bank line of credit currently prohibits the payment of cash dividends without the consent of the bank. Certain information required by this item is included in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. The consolidated statement of operations data for each of the three years in the period ended December 31, 1998 and the consolidated balance sheet data at December 31, 1997 and 1998, are derived from the audited consolidated financial statements included in Item 8. The consolidated statement of operations data for each of the two years in the period ended December 31, 1995, and the consolidated balance sheet data at December 31, 1994, 1995 and 1996, are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

                                              Year Ended December 31,
                                      -----------------------------------------
                                      1998     1997     1996     1995     1994
                                     ------- -------- -------- -------- --------
CONSOLIDATED STATEMENT OF              (in thousands, except per share amounts)
  OPERATIONS DATA:
Revenues:
  Licenses........................  $ 11,128 $ 15,912 $ 13,406 $  8,333 $ 7,562
  Maintenance and other...........     7,419    5,751    3,297    2,135   1,690
                                     ------- -------- -------- -------- -------
    Total revenues................    18,547   21,663   16,703   10,468   9,252
Cost of revenues:
  Licenses........................       434      737      585      316     413
  Maintenance and other...........     3,274    2,845    1,930    1,823   1,889
                                     ------- -------- -------- -------- -------
    Total cost of revenues........     3,708    3,582    2,515    2,139   2,302
                                     ------- -------- -------- -------- -------
Gross profit......................    14,839   18,081   14,188    8,329   6,950
Operating expenses:
  Sales and marketing.............    12,972   10,666    7,332    3,732   4,200
  Research and development........     5,332    4,978    4,624    3,658   3,112
  General and administrative......     2,714    1,829    1,367    1,461   1,513
  Restructuring charges (1).......       425      885       --       --      --
                                     ------- -------- -------- -------- -------
    Total operating expenses......    21,443   18,358   13,323    8,851   8,825
                                     ------- -------- -------- -------- -------
Income (loss) from operations.....    (6,604)    (277)     865     (522) (1,875)
Other (income) expense............      (218)    (442)    (229)     411      25
                                     ------- -------- -------- -------- -------
Income (loss) before provision
 (benefit) for income taxes.......    (6,386)     165    1,094     (933) (1,900)
Provision (benefit) for
 income taxes.....................    (1,276)      --     (813)      29    (168)
                                     ------- -------- -------- -------- -------
Net income (loss).................  $ (5,110) $   165 $  1,907 $   (962)$(1,732)
                                     ======= ======== ======== ======== ========
Net income (loss) per common
 share (2)........................  $  (0.73) $  0.02 $   0.45 $  (0.37)$ (0.67)
Weighted average number of common
 shares outstanding (2)...........     6,989    6,782    4,246    2,620   2,581
Diluted net income (loss)per
 common share (2).................  $  (0.73) $  0.02 $   0.30 $  (0.37)$ (0.67)
Diluted  weighted  average number
 of common shares outstanding (2).     6,989    7,661    6,349    2,620   2,581


                                                     December 31,
                                     ------- -------- -------- ------- --------
                                      1998     1997     1996     1995    1994
                                     ------- -------- -------- ------- --------
CONSOLIDATED BALANCE SHEET DATA:                   (in thousands)
Cash, cash equivalents and
 short-term investments...........  $  7,811 $  8,600 $ 11,499 $ 1,415 $    771
Working capital...................     6,176   12,747   13,817   1,841    1,338
Total assets......................    18,537   21,886   20,258   6,182    4,450
Long-term debt, excluding  current
 portion..........................        --       --      136     266      353
Convertible preferred stock.......        --       --       --   4,804    3,343
Total stockholders' equity
 (deficit)........................    11,820   16,492   15,849  (1,967)  (1,497)

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

OVERVIEW

    Optika(R) Inc. is a leading provider of business-to-business electronic commerce ("e-commerce") solutions. By leveraging the technology of the World Wide Web, the Company's software bridges the gap between paper and electronic commerce across the enterprise and throughout supply chains.

    The license of the Company's software products is typically an executive-level decision by prospective end-users and generally requires the Company and its APs or OEMs to engage in a lengthy and complex sales cycle (typically between six and twelve months from the initial contact date). The Company distributes its products through a direct sales force and worldwide network of approximately 170 APs and 5 OEMs. For 1998, approximately 69% of the Company's license revenues were derived from its APs, approximately 10% of its license revenues were derived from sales by OEMs and the remaining license fees were derived from direct sales. However, no individual AP accounted for more than 10% of the Company's total revenues. For the years ended December 31, 1996, 1997 and 1998, the Company generated approximately 29%, 23% and 24%, respectively, of its total revenues from international sales.

    The Company's revenues consist primarily of license revenues, which are comprised of one-time fees for the license of the Company's products; and maintenance revenues, which are comprised of fees for upgrades and technical support. The APs and OEMs, which are responsible for the installation and integration of the software, enter into sales agreements with the end-user, and purchase software directly from the Company. The software is licensed directly to the end-user by the Company through a standard shrink-wrapped license agreement. Annual maintenance agreements are also entered into between the APs and OEMs and the end-user, and the APs and OEMs then purchase maintenance services directly from the Company. For 1997 and 1998, approximately 73% and 60%, respectively of the Company's total revenues were derived from software licenses and approximately 18% and 28%, respectively, of the Company's total revenues were derived from maintenance agreements. Other revenues, which are comprised of training, consulting and implementation services, and third-party hardware and software products, accounted for 9% and 12%, respectively, of the Company's total revenues.

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

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 TO DECEMBER 31, 1997

Revenues

    Total revenues decreased 14.4% from $21.7 million for the year ended December 31, 1997 to $18.5 million for the year ended December 31, 1998.

    Licenses. License revenues decreased 30.1% from $15.9 million for the year ended December 31, 1997 to $11.1 million for the year ended December 31, 1998, representing approximately 73% and 60%, respectively of total revenues in both periods. Management believes that the decrease is primarily a result of customers choosing to delay purchase decisions of the Company's product until the general release of Optika eMedia, which became commercially available in late September 1998. License revenues generated outside of the United States increased from approximately 23% of license revenues for the year ended December 31, 1997 to approximately 32% of license revenues for the year ended December 31, 1998.

    Maintenance and Other. Maintenance revenues, exclusive of other revenues, increased 40%, from approximately $3.7 million during the year ended December 31, 1997, to $5.2 million for the year ended December 31, 1998, representing approximately 18% of total revenues for the year ended December 31, 1997 and 28% of total revenues for the year ended December 31, 1998. This increase was primarily a result of an increase in the number of installed systems. Other revenue, consisting primarily of consulting services and training, represented 9% and 12% of total revenue for the years ended December 31, 1997 and 1998, respectively. The increase in other revenues as a percentage of total revenues was primarily due to increased consulting, project management and implementation services resulting from the Company's direct sales effort which began in April 1998.

Cost of Revenues

    Licenses. Cost of licenses consist primarily of royalty payments to third-party software vendors and costs of product media, duplication, packaging and fulfillment. Cost of licenses decreased from $737,000, or 5% of license revenues, for the year ended December 31, 1997, to $434,000, or 4% of license revenues, for the year ended December 31, 1998, primarily as a result of the decreased license revenue sold during the period.

    Maintenance and Other. Cost of maintenance and other consists of the direct and indirect costs of providing software maintenance and support, training and consulting services, to the Company's APs, OEMs and end-users, and the cost of third-party software products. Cost of maintenance and other increased from $2.8 million, or 49% of maintenance and other revenues, for the year ended December 31, 1997, to $3.3 million, or 44% of maintenance and other revenues, for the year ended December 31, 1998. The decrease as a percentage of maintenance and other revenues is primarily a result of the leverage received from utilizing existing resources to service the Company's increased maintenance base.

Operating Expenses

    Sales and Marketing. Sales and marketing expenses consist primarily of salaries; commissions and other related expenses for sales and marketing personnel; marketing; advertising; and promotional expenses. Sales and marketing expenses increased from $10.7 million, or 49% of total revenues, for the year ended December 31, 1997, to $13.0 million, or 70% of total revenues, for the year ended December 31, 1998. This increase was primarily attributable to additional costs resulting from the launch of eMedia, the expansion of the North American sales staff and the further expansion of staff during the year in sales offices in Brazil and Germany. In addition, during 1998, the Company began paying commissions to AP's on direct sales. The Company anticipates that sales and marketing expenses will continue to increase in absolute dollars in future quarters as the Company continues to expand its North American sales force.

    Research and Development. Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, and of the cost of facilities and equipment. Research and development expenses increased from $5.0 million, or 23% of total revenues, for the year ended December 31, 1997, to $5.3 million, or 29% of total revenues, for the year ended December 31, 1998. The Company expects research and development expenses to continue to increase slightly in absolute dollars in 1999 to fund the development of new products and product enhancements.

    General and Administrative. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel, and outside professional fees. General and administrative expenses increased from $1.8 million, or 8% of total revenues, for the year ended December 31, 1997, to $2.7 million, or 15% of total revenues, for the year ended December 31, 1998. The increase was primarily due to the Company writing off or reserving Asian accounts receivable during 1998. General and administrative expenses are expected to decrease in absolute dollars in 1999 as the Company does not anticipate the need for any further accounts receivable write-offs.

    Restructuring of Asian Operations. Due to the current economic status and instability in the Asian markets, the Company made the decision to shut down two of its four Asian offices in the third quarter of 1998, thus reducing future operational risks and cash outflows into the region. This restructuring resulted in a $425,000 one-time write-off including $125,000 of goodwill, $200,000 of severance costs and $100,000 of lease termination and other costs. All actions relating to the restructuring plan were completed during 1998 and no restructuring accruals remain as all cash payments have been made as of December 31, 1998.

    Restructuring of Healthcare Operations. During the fourth quarter of 1997, the Company made the decision to exit the vertical healthcare market. The restructuring plan involved the closure of the Company's Boston facility, and the termination of approximately 14 employees. The Company incurred a 1997 restructuring charge of $885,000 related to this restructuring consisting of $422,000 of severance and benefits for terminated employees, $312,000 of asset write-downs and leased facility executory costs, and $ 151,000 of other costs related to the restructuring consisting principally of legal and other miscellaneous costs. All actions relating to the restructuring plan were completed during 1998 and no restructuring accruals remain as all cash payments have been made as of December 31, 1998.

    Other income, net. Other income, net consists primarily of interest earned on the Company's investing activities offset by interest expense on the Company's capitalized lease obligations, and other debt, and foreign currency translation adjustments. The Company incurred a net other income of $442,000 during the year ended December 31, 1997, compared to a net other income of $218,000 during the year ended December 31, 1998. Other income for 1997 and 1998 was primarily a result of interest income derived from the investment of the Company's initial public offering proceeds offset by foreign currency translation losses.

    Benefit from Income Taxes. The Company has recorded a partial valuation allowance against its carryforward tax benefits to the extent that it believes that it is more likely than not all of such benefits will not be realized in the near term. The Company's assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular the Company considered both its historical results and its projections of profitability for only reasonably foreseeable future periods. The Company's realization of its recorded net deferred tax assets is dependent on future taxable income and therefore, the Company is not assured that such benefits will be realized.

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 TO DECEMBER 31, 1996

Revenues

    Total revenues increased 30% from $16.7 million for the year ended December 31, 1996 to $21.7 million for the year ended December 31, 1997.

    Licenses. License revenues increased 19% from $13.4 million for the year ended December 31, 1996 to $15.9 million for the year ended December 31, 1997, representing approximately 80% and 73%, respectively of total revenues in both periods. This increase was primarily the result of increased sales of components of the FilePower Suite. The increase in license revenues was primarily the result of increased sales in the United States compared to the prior year. License revenues generated outside of the United States decreased from approximately 31% of license revenues for the year ended December 31, 1996 to approximately 23% of license revenues for the year ended December 31, 1997.

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

    Maintenance and Other. Cost of maintenance and other consists of the direct and indirect costs of providing software maintenance and support, training and consulting services, to the Company's APs, OEMs and end-users, and the cost of third-party software products. Cost of maintenance and other increased from $1.9 million, or 59% of maintenance and other revenues, for the year ended December 31, 1996, to $2.8 million, or 49% of maintenance and other revenues, for the year ended December 31, 1997. The decrease as a percentage of maintenance and other revenues is primarily a result of the leverage received from utilizing existing resources to service the Company's increased maintenance base.

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

    Provision (benefit) for Income Taxes. Due to the Company's history of pre-tax losses, and to the uncertainty surrounding the timing of realizing benefits of its favorable tax attributes, the Company had recorded a valuation allowance against all of its favorable tax assets as of December 31, 1995. As required by Statement of Financial Accounting Standards No. 109, management concluded that a valuation allowance against deferred tax assets was no longer appropriate as of December 31, 1996. Specifically, during 1996, the Company generated four straight quarters of profitability and pre-tax income of $1.1 million. and consequently released the valuation allowance resulting in a favorable effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and short-term investments at December 31, 1998 were $7.8 million, decreasing $800,000 from December 31, 1997. The decrease in cash and short-term investments is primarily due to the Company's net loss for the year, capital expenditures associated with computer equipment, largely offset by accounts receivable collections.

    For the year ended December 31, 1997, net cash used in operating activities was $733,000, compared to net cash provided of $106,000 for the year ended December 31, 1998. The decrease in cash used from operating activities was due to an increase in accounts receivable collections.

    Cash provided by investing activities was $384,000 for the year ended December 31, 1997 compared to cash provided of $3,080,000 for the year ended December 31, 1998. The increase in cash provided by investing activities consisted primarily of sales of short-term securities offset by purchases of property and equipment.

    Cash  provided  from  financing  activities  was  $77,000 for the year ended
December 31, 1997 compared to cash provided from financing activities of $423,000 for the year ended December 31, 1998. Cash provided from financing activities resulted primarily from proceeds of the Company's issuance of common stock under the Company's employee stock purchase plan and stock option exercises.

    At December 31, 1998, the Company's principal sources of liquidity included cash and short-term investments of $7.8 million. In addition, the Company has a secured credit facility for up to $3.0 million, bearing interest at the bank's prime rate. As of December 31, 1998, the Company had $2.8 million available for borrowing.

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

YEAR 2000

      The Company is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. Many currently installed computer and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than one year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. The Company believes that the purchasing patterns of customers and potential customers may be significantly affected by Year 2000 issues. Moreover, the Company believes some companies may delay software purchasing decisions until after January 1, 2000, in hopes that Year 2000 issues will have been identified and corrected prior to their purchase. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products or services such as those offered by the Company. Additionally, Year 2000 issues could cause a significant number of companies, including current customers of the Company; to reevaluate their current system needs, and as a result, consider switching to other systems or suppliers. This could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company's Products

      The Company designs its products and services to be Year 2000 compatible. Nevertheless the Company has performed initial Year 2000 compliance testing on both Optika eMedia and FilePower product suites. During the testing of the FilePower product suite, a few minor deficiencies were found in the product. The Company is currently addressing these deficiencies and a product patch is expected to be introduced during first quarter of 1999. This patch will be available electronically to customers who have maintenance agreements with the Company. Costs to address these deficiencies are expected to include only internal development staff time, which has not been separately tracked, and is expected to have no effect on the Company's operating results. No current projects have been delayed or are expected to be delayed due to using internal staff on this issue.

      The Company has developed the eMedia product with Year 2000 compliance in mind. Testing of the product has been performed throughout the development cycle for Year 2000 compliance. In addition, the Company is currently working with a third-party to extensively test the Year 2000 compliance of the product. This testing is currently expected to be completed during the first quarter of 1999. While the Company is not aware of any current deficiencies that would result in the product not being compliant, it is possible that deficiencies may be discovered during the testing process or even subsequent to the testing process. Costs to address these deficiencies are expected to include only internal development staff time, which will not be separately tracked, and is expected to have no material effect on the Company's operating results.

      To help ensure Year 2000 compliance, the Company plans to perform additional tests on its FilePower and Optika eMedia product suites. The additional testing is expected to be completed during the first quarter of 1999. Any issues found through the additional tests will be addressed in the first half of 1999.

      Although the Company has designed its products and services to be Year 2000 capable and tests its products and services, including third-party software that is incorporated into its products and services, specifically for Year 2000 compliance, there can be no assurance that the Company's products and services, particularly when such products and services incorporate third-party software, contain all necessary date code changes. To the extent that the Company's software does not comply with Year 2000 requirements, it will be necessary for the Company to commit the necessary resources to correct the software. Although the costs cannot be reasonably estimated, there can be no assurance that potential system interruptions or the cost necessary to update the software will not have a material adverse effect on the Company's business, financial condition and results of operations.

Internal Systems

      The Company's internal systems include both its information technology ("IT") and non-IT systems. The Company conducted an assessment of its internal IT systems including third-party software and hardware technology and its non-IT systems (such as its security system, building equipment, and phone systems). The Company has identified its Mission Critical Systems and reviewed them for Year 2000 compliance by contacting each vendor and requesting documentation on Year 2000 readiness. The Company will do testing of its Mission Critical Systems in the second quarter of 1999. It is estimated that the testing of the Mission Critical Systems will cost approximately $121,000 during 1999. The bringing of the Mission Critical Systems to Year 2000 readiness will be covered under software/hardware maintenance agreements and/or normal product upgrades. However, any failure of one or more of the Company's mission critical IT systems to become Year 2000 compliant due to unanticipated problems could limit access of employees to critical information, require the Company to process information manually or result in other inconveniences or inefficiencies for the Company and its customers that may divert management's time and attention, as well as financial and personnel resources from normal business activities. The majority of the Company's IT software applications are produced by Microsoft. Any failure by Microsoft to address the Year 2000 issue will have a material impact on the Company's operations. All non-Mission Critical Systems are deemed to be non-essential to the business and will be upgraded or replaced if a Year 2000 issue exists. Year 2000 compliance issues relating to non-Mission Critical Systems are not expected to have a material financial impact on operations or the Company's ability to carry out its operations.

Third Parties

      The Company has documentation on the Year 2000-compliance status of its key vendors. The key third parties to which the Company is concerned are its investing, banking, and payroll vendors. The Company will attempt to obtain Year 2000-compliance status from certain other third parties by the second quarter of 1999. If the Company's current or future vendors, including investing and banking relationships, fail to achieve Year 2000 compliance or if they divert substantial technology expenditures to address the Year 2000 issue, thus impacting their ability to serve the Company, the Company will move its relationships to another vendor that is Year 2000 compliant. Management believes there will be no material adverse affect on the Company of this potential action.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    The Company has determined that the adoption of the recently issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," No. 131, "Disclosures about Segments of an Enterprise and Related Information,", No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits", and No. 133, "Accounting for Derivative Instruments and Hedging Activities" will not have a material impact on the Company's financial statements or footnote disclosures.

    The Company adopted Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2) for transactions entered into by the Company beginning in 1998. On December 31, 1998 Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions" (SOP 98-9), was issued superseding SOP 98-4 and is effective for transactions entered into in fiscal years beginning after to March 15, 1999. If the Company's future business practices involve the granting of specified upgrade rights to future releases, extended payment terms, rights to additional products, subscription licensing arrangements or other provisions impacted by SOP 97-2, as amended by SOP 98-4 and SOP 98-9, the SOP may have a material impact on the timing of the Company's revenue recognition and could result in the deferral of significant amounts of revenues.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

    The information required by this item relating to the Company's directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company's executive officers and key employees is included under the caption "Executive Officers" in Part I of the Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

    The  information  required  by  this  item is  included  under  the  caption
"Executive   Compensation  and  Related  Information"  in  the  Company's  Proxy
Statement for the 1999 Annual Meeting of the Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item is included under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item is included under the caption "Certain Transactions" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The  following  documents  are filed as part of this  Annual  Report on Form
10-K:

                                                                    Page
   1. Financial Statements:
      Report of Independent Accountants...............................28
      Consolidated Balance Sheet as of December 31, 1998 and 1997.....29
      Consolidated Statement of Operations for each of the three years in the period ended December 31, 1998....................30
      Consolidated Statement of Stockholders' Equity (Deficit) for
       each of the three years in the period ended December 31, 1998..31 Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 1998....................32
      Notes to Consolidated Financial Statements......................33

   2. Financial Statement Schedule:
      Schedule II - Valuation and  Qualifying  Accounts for the
       three years in the period ended December 31, 1998..............42

      Schedules not listed above have been omitted because they are not required, not applicable, or the required information is shown in the financial statements and related notes thereto.

   3. Exhibits - See Item 14 (c) below.

(b)   Reports on Form 8-K

   Optika Inc. filed a report on Form 8-K dated December 8, 1998 announcing under Item 5 the name change from Optika Imaging Systems, Inc. to Optika Inc.

(c)   Exhibits

   See Exhibit Index on page 45

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
 Stockholders of Optika Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Optika Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP

January 25, 1999
Broomfield, Colorado

                                   OPTIKA INC.

                            CONSOLIDATED BALANCE SHEET

                (In thousands, except share and per share amounts)

                                                   December 31,     December 31,
                                                       1998             1997
Assets                                             ------------     ------------
Current assets:
 Cash and cash equivalents......................... $    6,811       $    3,202
 Short-term investments............................      1,000            5,398
 Accounts receivable, net of allowance for
  doubtful accounts of $443 and $212 at December
  31, 1998 and 1997, respectively..................      4,571            8,555
 Other current assets..............................        511              986
                                                    ----------       ----------
    Total current assets ..........................     12,893           18,141
                                                    ----------       ----------
Fixed assets, net..................................      3,136            2,721
Deferred tax asset.................................      2,438              728
Other assets, net of accumulated amortization of
 $0 and $317 at December 31, 1998 and 1997,
 respectively......................................         70              296
                                                    ----------       ----------
                                                    $   18,537       $   21,886
                                                    ==========       ==========

Liabilities and Stockholders' Equity
Current liabilities:
 Current portion of long-term debt................. $       --       $       15
 Accounts payable .................................        710              742
 Accrued expenses..................................      1,446            1,166
 Accrued compensation expense......................      1,206              735
 Restructuring reserve.............................         --              291
 Deferred revenue .................................      3,355            2,445
                                                    ----------       ----------
    Total current liabilities .....................      6,717            5,394
                                                    ----------       ----------
Commitments and contingencies (Notes 4 and 9)

Common stockholders' equity:
 Common stock; $.001 par value; 25,000,000 shares
  authorized; 7,114,573 and 6,890,724 shares issued
  and outstanding at December 31, 1998 and 1997,
  respectively.....................................          7                7
 Additional paid-in capital........................     17,617           17,179
 Accumulated deficit...............................     (5,804)            (694)
                                                    ----------       ----------
    Total stockholders' equity ....................     11,820           16,492
                                                    ----------       ----------
                                                    $   18,537       $   21,886
                                                    ==========       ==========

 The accompanying notes are an integral part of these financial statements.

                                 OPTIKA INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS

                   (In thousands, except per share amounts)

                                                 Year Ended December 31,
                                               1998        1997        1996
                                            --------    --------    --------
Revenues:
 Licenses................................   $ 11,128    $ 15,912    $ 13,406
 Maintenance and other...................      7,419       5,751       3,297
                                            --------    --------    --------
   Total revenues........................     18,547      21,663      16,703

Cost of revenues:
 Licenses................................        434         737         585
 Maintenance and other...................      3,274       2,845       1,930
                                            --------    --------    --------
   Total cost of revenues................      3,708       3,582       2,515
                                            --------    --------    --------

Gross profit.............................     14,839      18,081      14,188

Operating expenses:
 Sales and marketing.....................     12,972      10,666       7,332
 Research and development................      5,332       4,978       4,624
 General and administrative..............      2,714       1,829       1,367
 Restructuring charges...................        425         885          --
                                            --------    --------    --------

    Total operating expenses.............     21,443      18,358      13,323
                                            --------    --------    --------

Income (loss) from operations............     (6,604)       (277)        865
Other income, net........................       (218)       (442)       (229)
                                            --------    --------    --------
Income (loss) before benefit from
 income taxes............................     (6,386)        165       1,094
Benefit from income taxes................     (1,276)         --        (813)
                                            --------    --------    --------
Net income (loss)........................   $ (5,110)   $    165    $  1,907
                                            ========    ========    ========

Net income (loss) per share..............   $  (0.73)   $   0.02    $   0.45

Weighted average number of
 common shares outstanding...............      6,989       6,782       4,246

Diluted net income (loss) per share......   $  (0.73)   $   0.02    $   0.30

Diluted weighted average number
 of common shares outstanding............      6,989       7,661       6,349

The accompanying notes are an integral part of these financial statements.


                                   OPTIKA INC.

        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                        (In thousands except share amounts)

                                                                                Total
                                                                               Common
                                   Common Stock    Additional               Stockholders'
                                                    Paid-in    Accumulated     Equity
                                 Shares    Amount   Capital      Deficit      (Deficit)
                               ---------- ------- ----------- -------------- ------------
Balance at December 31, 1995.   2,843,930  $  799  $     --   $    (2,766)   $     (1,967)
 Company reincorporation                     (796)      796
 Common  stock issued upon
  exercise of stock options..     125,925               102                           102
 Common  stock issued upon
  initial public offering....   2,200,000       2    11,001                        11,003
 Manditorily redeemable
  preferred stock converted
  to common stock............   1,500,464       2     4,802                         4,804
 Net income..................                                       1,907           1,907
                               ---------- ------- ----------- -------------- ------------
Balance at December 31, 1996.   6,670,319       7    16,701          (859)         15,849
 Common stock issued upon
  exercise of stock options..     115,445               172                           172
 Common stock issued pursuant
  to employee stock purchase
  plan.......................      70,760               306                           306
 Common stock issued upon
  exercise of warrants.......      34,200
 Net income..................                                         165             165
                               ---------- ------- ----------- -------------- ------------
Balance at December 31, 1997.   6,890,724       7    17,179          (694)         16,492
 Common stock issued upon
  exercise of stock options..     151,961               266                           266
 Common stock issued pursuant
  to employee stock purchase
  plan.......................      71,888               172                           172
 Net loss....................                                      (5,110)         (5,110)
                               ---------- ------- ----------- -------------- ------------
Balance at December 31, 1998.   7,114,573   $   7  $ 17,617   $    (5,804)   $     11,820
                               ========== ======= =========== ============== ============

The accompanying notes are an integral part of these financial statements.

                                   OPTIKA INC.

                       CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (In thousands)


                                                  Year Ended December 31,
                                             1998        1997        1996
                                           ---------   ---------   ---------
Cash Flows From Operating Activities
Net income (loss)........................  $  (5,110)  $     165   $   1,907
Adjustments to reconcile net income (loss)
 to net cash provided by (used) in
 operating activities:
 Depreciation and amortization...........      1,018         599         492
 Loss on disposal of assets..............         75          16           4
 Deferred tax benefit....................     (1,403)        (90)       (885)
 Change in assets and liabilities:
   Accounts receivable, net..............      3,984      (2,789)     (2,566)
   Other assets..........................        204         (20)       (453)
   Accounts payable......................        (32)        (66)        182
   Accrued expenses......................        460         866         597
   Deferred revenue......................        910         586         313
                                           ---------   ---------   ---------
Net cash provided by (used) in operations        106        (733)       (409)
                                           ---------   ---------   ---------

Cash Flows From Investing Activities
Capital expenditures.....................     (1,318)     (2,243)       (585)
Sale (purchase) of short-term investments      4,398       2,627      (8,025)
                                           ---------   ---------   ---------
Net cash provided by (used) in
 investing activities....................      3,080         384      (8,610)
                                           ---------   ---------   ---------

Cash Flows From Financing Activities
Principal payments on long-term debt.....        (15)       (401)       (456)
Proceeds from issuance of long-term debt.         --          --         429
Proceeds from issuance of common stock...        438         478      11,105
                                           ---------   ---------   ---------
Net cash provided by financing activities        423          77      11,078
                                           ---------   ---------   ---------

Net increase (decrease) in cash and
 cash equivalents........................      3,609        (272)      2,059
Cash and cash equivalents at beginning
 of period...............................      3,202       3,474       1,415
                                           ---------   ---------   ---------
Cash and cash equivalents at
 end of period...........................  $   6,811   $   3,202   $   3,474
                                           =========   =========   =========
Supplemental Disclosure of Non-cash
 Transactions
Interest paid............................  $      --   $    30     $      50
Income taxes paid........................         --        37            --

The accompanying notes are an integral part of these financial statements.

                                  Optika  Inc.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Business and Summary of Significant Accounting Policies

    Optika Inc. (formerly Optika Imaging Systems, Inc.), a Delaware corporation, and its subsidiaries ("Optika" or the "Company") was formed in 1988 and is a leading provider of business-to-business electronic commerce solutions. By leveraging the technology of the World Wide Web, the Company's software bridges the gap between paper and electronic commerce across the enterprise and throughout  supply  chains.  The Company  licenses  its software  under  license agreements and provides services including maintenance, training and implementation.

Summary of Significant Accounting Policies

Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of Optika Inc. and its wholly owned subsidiaries Optika Imaging Systems Europe, Ltd., Optika Information Systems, LTDA, Optika Imaging Systems, GmbH and Optika Asia, Inc. All significant intercompany accounts and transactions have been eliminated.

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

    For transactions entered into prior to January 1, 1998 the Company recognized revenue in accordance with Statement of Position 91-1, Software Revenue Recognition. The Company recognized license revenues generally upon shipment when no significant vendor obligations remained and collectibility was probable. License revenues related to contracts with significant post-delivery performance obligations were recognized when the Company's obligations were no longer significant or when the customer accepted the product, as applicable.

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

Stock Compensation Plans

    The Company applies APB Option No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option and employee stock purchase plans. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

Net Income (Loss) Per Common Share

    The FASB issued SFAS No. 128 in February of 1997 and subsequently in February 1998, the SEC issued SAB 98 which clarified the treatment of nominal issuances of stock. This pronouncement establishes new standards for computing and presenting earnings per share ("EPS") on a basis that is more comparable to international standards and provides for the presentation of basic and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares outstanding plus all dilutive potential common shares outstanding. Prior period EPS have been restated to conform with the new statement.

     The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands, except per share data):

                                                         Year Ended
                                                         December 31,
                                              ---------------------------------
                                                 1998        1997        1996
                                              ---------   ---------   ---------
      Earning Per Share:
        Net income (loss).................    $ (5,110)   $     165   $   1,907
        Weighted average common shares
         outstanding......................       6,989        6,782       4,246
        Net income (loss) per common share $ (.73) $ 0.02 $ 0.45 Effect of Dilutive Securities:
        Options and warrants..............          --          879       2,103
        Diluted weighted average common
         shares outstanding...............       6,989        7,661       6,349
        Diluted net income (loss) per
         common share.....................    $   (.73)   $    0.02   $    0.30

     In 1998, all options were excluded from the dilutive stock calculation because of their antidilutive effect on net loss per share. Options of 753,000 and 179,500 were excluded from dilutive stock option calculations for 1997 and 1996, respectively, because their exercise prices were greater than the average fair market value of the Company's stock for the period, and as such they would be antidilutive.


Concentration

    The Company has historically relied on a limited number of products and has concentrated risk related to the continued and future market acceptance of such products. The Company currently has no major customers accounting for more than 10% of its consolidated revenues; however, the Company's accounts receivable are heavily concentrated with resellers of the Company's products. One AP receivable accounted for greater than 10% of the accounts receivable balance at December 31, 1998. Receivables from end users are not concentrated in any particular industry.



2.  Property and Equipment

    Property and Equipment consisted of the following (in thousands):

                                                     December 31,
                                                   1998       1997
                                                 -------    -------
  Computer and office equipment..............    $ 3,779    $ 2,973
  Leasehold improvements.....................        898        754
  Furniture, fixtures and other..............        642        422
                                                 -------    -------
                                                   5,319      4,149
  Less accumulated depreciation and
   amortization..............................     (2,183)    (1,428)
                                                 -------    -------
                                                 $ 3,136    $ 2,721
                                                 =======    =======

3.  Line of Credit

    The Company has a line of credit through October 1999, whereby it is able to draw up to $3.0 million bearing interest at the bank's prime rate. At December 31, 1998, $2.8 million was available for borrowing thereunder. Pursuant to the terms of the credit facility, any loans under said facility are secured by all of the Company's assets, with the exception of intellectual property and would be subject to certain covenants. The Company has no other debt outstanding at December 31, 1998.

4.  Lease Obligations

    The Company has non-cancelable operating lease arrangements for office space and certain office equipment. Future minimum annual operating lease payments are as follows (in thousands):

                                            Operating
                                              Lease
                                           Obligations
                                            ---------
      1999 ...............................  $     761
      2000 ...............................        610
      2001 ...............................        572
      2002 ...............................        580
      2003 ...............................        597
      Thereafter..........................      2,122
                                            ---------
                                            $   5,242
                                            =========

    Rent expense related to these and other operating leases approximated $1,103,000, $1,019,000, and $727,000 for the years ended December 31, 1998, 1997 and 1996.

5.  Income Taxes

    The Company's benefit from income taxes is comprised of the following (in thousands):

                                                    Year Ended
                                                    December 31,
                                          -----------------------------
                                             1998      1997       1996
                                          --------   -------   --------
      Current:
        Federal........................   $     --   $     6   $     --
        State..........................         --         8         --
        Foreign........................        127        76         72
      Deferred:
        Federal........................     (1,131)      (68)      (813)
        State..........................       (272)      (22)       (72)
                                          --------   -------   --------
        Total benefit from income taxes   $ (1,276)  $    --   $   (813)
                                          ========   =======   ========

    The Company's net deferred income tax assets are comprised of the tax effects of the following (in thousands):

                                            December 31,  December 31,
                                                1998         1997
                                             ---------     ---------
      Deferred Tax Assets
      Net operating loss carryforwards....   $   2,520     $     190
      Depreciation and amortization.......         141            --
      Tax credit carryforwards ...........         945           455
      Accrued expenses....................         352           330
                                             ---------     ---------
      Deferred tax asset before valuation
       allowance..........................       3,958           975
      Valuation allowance.................      (1,520)           --
                                             ---------     ---------
      Net deferred tax asset..............   $   2,438     $     975
                                             =========     =========

    The benefit from income taxes differs from the amount computed by applying the U.S. federal income tax rate of 34% to income (loss) before income taxes as follows (in thousands):

                                                         Year Ended
                                                         December 31,
                                                    1998     1997     1996
      U.S. federal income tax expense
       (benefit) at statutory rate.........       $(2,171) $    56  $   372
      Increases (decreases) resulting from:
       State taxes, net of federal benefit           (224)       5       38
       Non-deductible items................            27       38       93
       Increase (decrease) in valuation
        allowance..........................         1,520       --   (1,359)
       Foreign tax rate differentials......          (127)     (10)      20
       Tax credits.........................          (420)     (87)      --
       Other...............................           119       (2)      23
                                                  -------  -------  -------
      Benefit from income taxes............       $(1,276) $    --  $  (813)
                                                  =======  =======  =======

    At December 31, 1998, the Company has net operating loss carryforwards of approximately $6,063,000 which expire beginning in 2009 through 2019. Additionally, the Company has various tax credit carryforwards aggregating approximately $945,000 which expire beginning in 2005 through 2019.

    The Company has recorded a partial valuation allowance against its carryforward tax benefits to the extent that it believes that it is more likely than not all of such benefits will not be realized in the near term. The Company's assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular the Company considered both its historical results and its projections of profitability for only reasonably foreseeable future periods. The Company's realization of its recorded net deferred tax assets is dependent on future taxable income and therefore, the Company is not assured that such benefits will be realized.

6.  Capital Stock and Benefit Plans

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

Stock Compensation Plans

    At December 31, 1998 the Company has two stock-based compensation plans. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plan and its employee stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's pro-forma results of operations and pro-forma net income (loss) per share would have been as follows:


(In thousands, except per share data)
                                                1998       1997       1996
                                             --------    -------   --------
      Net income (loss):
      As reported                            $ (5,110)   $   165   $  1,907
      SFAS No. 123 Pro-forma                   (5,997)      (727)     1,403

      Net income (loss) per share:
      As reported                            $   (.73)   $  0.02   $   0.45
      SFAS No. 123 Pro-forma                     (.86)     (0.11)      0.33

      Diluted net income (loss) per share:
      As reported                            $   (.73)   $  0.02   $   0.30
      SFAS No. 123 Pro-forma                     (.86)     (0.11)      0.22


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

    The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1998, 1997 and 1996, respectively; no estimated dividends; expected volatility of 133% for 1998 and 83% for 1997 and 77% for 1996; risk-free interest rates between 4.23% and 5.64% in 1998, 5.70% and 6.75% in 1997 and 5.36% and 6.69% in 1996; and expected option terms of 5 years for all years.

    A summary of the status of the Company's listed option plan as of December 31, 1998, 1997, and 1996 and changes during the years then ending is presented below. Included in the summary below are 95,000 warrants issued of which 66,262 were exercised in 1997 in exchange for 34,200 shares of common stock. At December 31, 1998 and 1997, 28,738 warrants are outstanding and exercisable. For the year ended, December 31, 1998, 264,500 options to purchase common stock of the Company were re-priced at $3.18 per option share.

                         1998                1997                1996
                   ------------------ ------------------- -------------------
                            Weighted            Weighted            Weighted
                            -Average            -Average            -Average
                    Shares  Exercise   Shares   Exercise   Shares   Exercise
                    (000's)   Price    (000's)    Price    (000's)    Price
                   ------------------ ------------------- -------------------
Outstanding at
 beginning of year    2,074  $  2.98     1,933  $   2.38    1,644  $   1.56
Granted                 723  $  3.21       604  $   4.65      492  $   4.72
Exercised              (152) $  1.75      (181) $   1.63     (126) $   0.80
Forfeited              (773) $  4.32      (282) $   3.53      (77) $   2.50
                   ------------------ ------------------- -------------------
Outstanding at
 end of year          1,872  $  2.61     2,074  $   2.98    1,933  $   2.38
                   ================== =================== ===================

Options and warrants
 exercisable at
 year end             1,259  $  2.28     1,385  $   2.34      729  $   1.39

Weighted average
 fair value of
 options granted
 during the year             $  2.82            $   3.27           $   3.16


    The following table summarizes information about fixed stock options and warrants outstanding at December 31, 1998:

              Options and Warrants Outstanding       Options and Warrants
                                                         Exercisable
            -------------------------------------- -------------------------
              Number        Weighted      Weighted      Number     Weighted
 Range of   Outstanding     Average       Average     Exercisable   Average
 Exercise   at 12/31/98     Remaining     Exercise    at 12/31/98  Exercise
   Price      (000's)   Contractual Life  Price        (000's)      Price
            ----------  ---------------- ---------- ------------- -----------
$ 0.44- 1.87      915             4.7    $     1.53          906  $      1.52
$ 2.50- 4.00      833             8.8    $     3.32          238  $      3.42
$ 5.00- 7.50      124             7.5    $     5.90          115  $      5.86
            ---------- ----------------- ---------- ------------- -----------
                1,872             6.7    $     2.61        1,259  $      2.28
            ========== ================= ========== ============= ===========


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

    Under the Purchase Plan, the Company sold 71,888 shares to employees in 1998 and 70,760 shares to employees in 1997. The fair market value of each stock purchase plan grant is estimated on the date of grant using the Black-Scholes model with the following assumptions for 1998 and 1997, respectively: no estimated dividends for both years; expected volatility of 133% and 83%; risk free interest rates of 5.19% and 5.22% for 1998 and 5.37% and 5.46% for 1997; and an expected life of 0.5 years for both years. The weighted-average fair values of those purchase rights granted in 1998 and 1997 were $1.35 and $2.19, respectively.

401(k) Retirement Savings Plan

    Effective January 1, 1994, the Company adopted a qualified 401(k) retirement savings plan for all employees. Participants may contribute up to 15% of their gross pay. The Company contributions are discretionary and vest at 20% per year over five years. The Company contributed $163,000 in 1998 and did not contribute to this plan in 1997 or 1996.

7.  Segment Information

    In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures About Segments of an Enterprise and Related Information". The Company has only one segment under the criteria of SFAS No. 131. The table below presents information by geographic area as of and for the respective fiscal periods:

(In thousands)
                                                1998         1997       1996
                                              --------     --------   --------
      TOTAL REVENUES ATTRIBUTABLE TO:
       United States                          $ 14,076     $ 16,670   $ 11,880
       International                             4,471        4,993      4,823
                                              --------     --------   --------
            Total                             $ 18,547     $ 21,663   $ 16,703
                                              ========     ========   ========


     Revenue is classified based on the country in which the Company's Advantage Partner or customer is located.

8.  Restructuring Charges

Restructuring of Asian Operations

    Due to the current economic status and instability in the Asian markets, the Company made the decision to shut down two of its four Asian offices in the third quarter of 1998, thus reducing future operational risks and cash outflows into the region. This restructuring resulted in a $425,000 one-time write-off including $125,000 of goodwill, $200,000 of severance costs and $100,000 of lease termination and other costs. All actions relating to the restructuring plan were completed during 1998 and no restructuring accruals remain as all cash payments have been made as of December 31, 1998.

Restructuring of Healthcare Operations

    During the fourth quarter of 1997, the Company made the decision to exit the vertical healthcare market. The restructuring plan involved the closure of the Company's Boston facility, and the termination of approximately 14 employees. The Company incurred a 1997 restructuring charge of $885,000 related to this restructuring consisting of $422,000 of severance and benefits for terminated employees, $312,000 of asset write-downs and leased facility executory costs, and $151,000 of other costs related to the restructuring consisting principally of legal and other miscellaneous costs. All actions relating to the restructuring plan were completed during 1998 and no restructuring accruals remain as all cash payments have been made as of December 31, 1998.

9.  Contingencies

    The Company is, from time to time, subjected to certain claims, assertions or litigation by outside parties as part of its ongoing business operations. The outcomes of any such contingencies are not expected to have a material adverse effect on the financial condition or operations of the Company. In addition, in the ordinary course of business, the Company has issued letters of credit as security for performance on certain contracts and, as a result, is contingently liable in the amount of approximately $220,000 at December 31, 1998.

    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS





(in thousands)
                                     Beginning Allowance            Ending
                                      Balance  Increase  Write-offs Balance
                                     --------- --------- ---------- -------
Deducted from asset account-
 allowance for doubtful accounts

Year ended
    December 31, 1998.............    $    212  $    746  $     515  $  443
Year ended
    December 31, 1997.............         112       167         67     212
Year ended
    December 31, 1996.............          90        35         13     112

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 22, 1999.


                                    OPTIKA INC.


                                    By:   /s/    MARK K. RUPORT
                                       --------------------------------
                                               Mark K. Ruport
                                     President, Chief Executive Officer
                                          and Chairman of the Board


                                    By:   /s/    STEVEN M. JOHNSON
                                       --------------------------------
                                              Steven M. Johnson
                           Chief Financial Officer, Vice President, Finance and
                          Administration, Secretary and Chief Accounting Officer

                              POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark K. Ruport and Steven M. Johnson, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, including all amendments thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 1999:

        Signature                                         Title
        ---------                                         -----

By:  /s/  MARK  K. RUPORT                       Chief Executive Officer and
   ----------------------------                   Chairman of the Board
        Mark K. Ruport

By:  /s/  STEVEN M. JOHNSON                     Chief Financial Officer, Vice
   ----------------------------                   President, Finance &
        Steven M. Johnson                         Administration, Secretary and
                                                  Chief Accounting Officer

By:  /s/  PAUL CARTER                           Co-Founder and Director
   ----------------------------
          Paul Carter

By:  /s/  RICHARD A. BASS                       Director
   ----------------------------
        Richard A. Bass

By:  /s/  JAMES E. CRAWFORD                     Director
   ----------------------------
       James E. Crawford

By:  /s/  ROBERT L. GETT                        Director
   ----------------------------
        Robert L. Gett

By:  /s/  HARRY S. GRUNER                       Director
   ----------------------------
        Harry S. Gruner

By:  /s/  GRAHAM O. KING                        Director
   ----------------------------
        Graham O. King

                                EXHIBIT INDEX
                                -------------
 Exhibit
   No.                                  Description
---------        -------------------------------------------------------------
3.1(1)           Certificate of Incorporation of the Registrant.
3.1.1            Certificate of Ownership and Merger
3.2(1)           Form  of  First  Amended  and  Restated   Certificate  of
                 Incorporation of the Registrant.
3.3(1)           Form  of  Second  Amended  and  Restated  Certificate  of
                 Incorporation of the Registrant.
3.4(1)           Bylaws of the Registrant.
4.1(1)           Specimen Common Stock certificate.
4.2(1)           Amended  and  Restated  Shareholders'  Agreement,   dated
                 November 25, 1995,  by and among the  Registrant  and the
                 entities named therein.
4.3(1)           Amended  and  Restated  Registration   Agreement,   dated
                 November 22, 1995,  by and among the  Registrant  and the
                 entities  named  therein,  including the First  Amendment
                 thereto.
4.4(1)           Form of Warrant to purchase  Common Stock dated  November
                 1, 1995.
10.1(1)          Form of  Indemnification  Agreement  between the Registrant and each of its directors and officers.
10.2(1)          The  Registrant's  1994 Stock  Option/Stock  Issuance  Plan, as
                 restated and amended.
10.4(1)          The Registrant's Employee Stock Purchase Plan.
10.7(1)          Employment  Agreement by and between the  Registrant  and
                 Mr. Mark K. Ruport effective February 18, 1995.
10.8(1)          Employment  Agreement by and between the  Registrant  and
                 Mr. Steven M. Johnson, effective May 15, 1996.
10.9(1)          Employment  Agreement by and between the  Registrant  and
                 Mr. Marc Fey, effective May 4, 1994.
10.10(1)         Form of Business Solutions Partner (Reseller) Agreement.
10.11(1)         Form of FilePower Suite Software License Agreement.
10.12(1)         Technology Transfer  Agreement,  dated February 20, 1992,
                 by and  between the  Registrant,  Mr. Paul Carter and Mr.
                 Malcolm Thomson.
10.16(3)         Lease  Agreement  dated  October 11,  1996,  by and between the
                 Registrant and  Integrated  Property  Management,  Inc. LLP for
                 office space at 7450 Campus Drive, Suite 200, Colorado Springs,
                 Colorado.
10.17(5)         Amendment to Loan and Security  Agreement  dated as of March 2,
                 1998, by and between the Registrant and Silicon Valley Bank.
10.18(4)         Loan and Security  Agreement  dated as of October 15, 1998,  by and between the registrant and Silicon Valley Bank.
21.1(1)          Subsidiaries of the Registrant.
23.1             Consent  of   PricewaterhouseCoopers   LLP,   Independent
                 Accountants
24.1             Power of Attorney.  (Included on Signature Page)
27.1             Financial Data Schedule.

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

(3) Incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K (File No. 001-11751) for the year ended December 31, 1996.

(4) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 001-11751) for the quarter ended September 30, 1998.

(5) Incorporate by reference to an exhibit to the Company's Annual Report on Form 10-K (File No. 001-11751) for the year ended December 31, 1997