Form 10-Q
period 1999-03-31
OPTIKA INC
filed 1999-05-13
CIK 1014920

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to
      ______________

                         Commission File Number 0-28672

                                   Optika Inc.
            (Exact name of registrant as specified in its charter)

                   Delaware                      95-4154552
        (State or other jurisdiction of       (I.R.S. Employer
         incorporation or organization)       Identification No.)

          7450 Campus Drive, 2nd Floor               80920
              Colorado Springs, CO                (Zip Code)
    (Address of principal executive offices)

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

      7,177,896 shares of the Registrant's Common Stock, $.001 par value per share, were outstanding as of May 1, 1999



===============================================================================

                                      INDEX

                                                                           PAGE
PART 1 - FINANCIAL INFORMATION

Item 1 -  Condensed Consolidated Financial Statements

   Condensed Consolidated Balance Sheets as of December 31, 1998
   and March 31, 1999 (Unaudited)                                            1

   Condensed Consolidated Statements of Operations for the three-
   month periods ended March 31, 1998 and 1999 (Unaudited)                   2

   Condensed  Consolidated  Statements of Cash Flows for the three-
   month periods ended March 31, 1998 and 1999 (Unaudited)                   3

   Notes to Condensed Consolidated Financial Statements (Unaudited)          4

Item 2 - Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                       5

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                  16

Item 2 - Changes in Securities                                              16

Item 3 - Defaults on Senior Securities                                      16

Item 4 - Submission of Matters to a Vote of Security Holders                16

Item 5 - Other Information                                                  16

Item 6 - Exhibits and Reports on Form 8-K                                   16

Signatures                                                                  17

                                   OPTIKA INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
               (In thousands, except share and per share amounts)

                                                       December 31,  March 31,
                                                          1998         1999
                                                       -----------  ----------
                                                                    (unaudited)
Assets
Current Assets:
   Cash and cash equivalents.......................    $    6,811   $   5,041
   Short-term investments..........................         1,000       2,693
   Accounts receivable, net........................         4,571       4,022
   Other current assets............................           511         679
                                                       -----------  ----------
         Total current assets......................        12,893      12,435
                                                       -----------  ----------

Fixed assets, net..................................         3,136       3,034
Deferred tax asset.................................         2,438       2,593
Other assets, net..................................            70         131
                                                       ===========  ==========
                                                       $   18,537   $  18,193
                                                       ===========  ==========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable................................    $      710   $     867
   Accrued expenses................................         1,446       1,273
   Accrued compensation expense....................         1,206         853
   Deferred revenue................................         3,355       3,539
                                                       -----------  ----------
          Total current liabilities................         6,717       6,532
                                                       -----------  ----------

Commitments and contingencies

Common stockholders' equity:
   Common stock; $.001 par value; 25,000,000 shares
   authorized;  7,114,573 and 7,171,470 shares issued
   and outstanding at December 31, 1998 and March 31,
   1999, respectively..............................             7           7
   Additional paid-in capital......................        17,617      17,738
   Accumulated deficit.............................        (5,804)     (6,084)
                                                       -----------  ----------
          Total common stockholders' equity........         11,820     11,661
                                                       ===========  ==========
                                                       $    18,537  $  18,193
                                                       ===========  ==========

  The accompanying notes are an integral part of these financial statements.

                                   OPTIKA INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      1998          1999
                                                      ----          ----
Revenues:
  Licenses...................................     $      2,248  $       2,876
  Maintenance and other......................            1,460          2,302
                                                  ------------- --------------
     Total revenues..........................            3,708          5,178

Cost of revenues:
  Licenses...................................              126            148
  Maintenance and other......................              709            950
                                                  ------------- --------------
     Total cost of revenues..................              835          1,098
                                                  ------------- --------------

Gross profit.................................            2,873          4,080

Operating expenses:
  Sales and marketing........................            2,927          2,699
  Research and development...................            1,126          1,357
  General and administrative.................              561            489
                                                  ------------- --------------

     Total operating expenses................            4,614          4,545
                                                  ------------- --------------

Loss from operations.........................           (1,741)          (465)
Other income, net............................               59             34
                                                  ------------- --------------

Loss before benefit from income taxes........           (1,682)          (431)
Benefit from income taxes....................             (336)          (151)
                                                  ------------- --------------

Net loss ....................................     $     (1,346) $        (280)
                                                  ============= ==============

Basic net loss per common share..............     $      (0.19) $       (0.04)
                                                  ============= ==============
Basic weighted average number of common shares
outstanding..................................            6,927          7,151
                                                  ============= ==============
Diluted net loss per common share............     $      (0.19) $       (0.04)
                                                  ============= ==============
Diluted weighted average number of common
shares outstanding...........................            6,927          7,151
                                                  ============= ==============

  The accompanying notes are an integral part of these financial statements.

                                   OPTIKA INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                         Three Months Ended
                                                               March 31,
                                                       -----------------------
                                                          1998          1999
                                                       ------------  ----------
Cash Flows From Operating Activities:
Net loss...........................................    $    (1,346)  $    (280)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
   Depreciation and amortization...................            186         218
   Deferred tax benefit............................           (353)       (155)
   Change in assets and liabilities:
      Accounts receivable, net.....................          1,974         549
      Other assets.................................            (36)       (229)
      Accounts payable.............................            330         157
      Accrued expenses.............................           (719)       (526)
      Deferred revenue.............................            187         184
                                                       ------------  ----------

   Net cash provided (used) by operations..........            223         (82)
                                                       ------------  ----------

Cash Flows From Investing Activities:
Capital expenditures...............................           (425)       (116)
Sale (purchase) of short-term investments..........          1,954      (1,693)
                                                       ------------  ----------

   Net cash provided (used) by investing actvities.          1,529      (1,809)
                                                       ------------  ----------

Cash Flows From Financing Activities:
Principal payments on long-term debt...............            (15)         --
Proceeds from issuance of common stock.............             40         121
                                                       ------------  ----------

   Net cash provided by financing activities.......             25         121
                                                       ------------  ----------

Net increase (decrease) in cash and cash equivalents         1,777      (1,770)
Cash and cash equivalents at beginning of period...          3,202       6,811
                                                       ------------  ----------
Cash and cash equivalents at end of period.........    $     4,979   $   5,041
                                                       ============  ==========

  The accompanying notes are an integral part of these financial statements.

                                   OPTIKA INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    General

Basis of Presentation
      The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's (SEC's) rules and regulations. The consolidated results of operations for the period ended March 31, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1999. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Net Loss Per Common Share
      Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares outstanding plus all dilutive potential common shares outstanding. During the first quarter of 1998, 239,000 options to purchase common stock of the Company were granted. During the first quarter of 1999, 102,200 options to purchase common stock of the Company were granted. Additionally, during the first quarter of 1998, 264,500 options to purchase common stock of the Company were re-priced at $3.18 per option share.

The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands except per share data):

                                                       Three Months Ended
                                                            March 31,
                                                         1998       1999
                                                       ------------------
Earning Per Share:
       Net loss.....................................   $(1,346)  $  (280)
       Basic weighted average common shares
        outstanding.................................     6,927     7,151
       Basic net loss per common share..............   $ (0.19)  $ (0.04)
Effect of Dilutive Securities:
       Options and warrants.........................        --        --
       Diluted weighted average common shares
        outstanding.................................     6,927     7,151
       Diluted net loss per common share............   $ (0.19)  $ (0.04)

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

      The license of the Company's software products is typically an executive-level decision by prospective end-users and generally requires the Company and its Advantage Partners ("APs") or Original Equipment Manufacturers ("OEMs") to engage in a lengthy and complex sales cycle (typically between six and twelve months from the initial contact date). The Company distributes its products through a direct sales force and worldwide network of approximately 170 APs and 5 OEMs. For fiscal year 1998, approximately 69% of the Company's license revenues were derived from its APs, approximately 10% of its license revenues were derived from sales by OEMs and the remaining license fees were derived from direct sales. However, no individual AP accounted for more than 10% of the Company's total revenues. For the years ended December 31, 1996, 1997 and 1998, the Company generated approximately 29%, 23% and 24%, respectively, of its total revenues from international sales.

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

Revenues

      Total revenues increased 39.6% from $3.7 million for the quarter ended March 31, 1998 to $5.2 million for the quarter ended March 31, 1999.

      Licenses. License revenues increased 27.9% from $2.2 million during the quarter ended March 31, 1998 to $2.9 million for the quarter ended March 31, 1999. License revenues represented 60.6% and 55.5% of the total revenues for the quarter ended March 31, 1998 and 1999, respectively. The absolute dollar increase in license revenues during the first quarter of 1999 is primarily a result of the release of the Optika eMedia product into the marketplace. License revenues generated outside of the United States accounted for approximately 11.3% of the Company's revenues for the quarter ended March 31, 1999, compared to 18.3% in the corresponding prior period. The decrease in international revenue is a result of the weak economies in Latin America and Asia.

      Maintenance and Other. Maintenance revenues, exclusive of other revenue, increased 44.2% from $1.1 million during the quarter ended March 31, 1998, to $1.6 million for the quarter ended March 31, 1999. Maintenance revenue represented 29.7% and 30.7% of the total revenues for the quarter ended March 31, 1998 and 1999, respectively. This increase was primarily a result of an increase in the number of installed systems. Other revenue, consisting primarily of consulting services, training and consulting fees represented 9.7% and 13.8% of total revenues for the quarter ended March 31, 1998 and 1999, respectively. The increase in other revenue as a percentage of total revenue was primarily due to increased consulting, project management and implementation services resulting from the Company's direct sales efforts.

Cost of Revenues

      Licenses. Cost of licenses consist primarily of royalty payments to third-party vendors and costs of product media, duplication, packaging and fulfillment. Cost of licenses increased from $126,000 or 5.6% of license revenues to $148,000 or 5.1% of license revenues for the quarter ended March 31, 1998 and 1999, respectively. The increase in absolute dollar cost of licenses was attributable to the increased license revenue.

      Maintenance and Other. Costs of maintenance and other consist of the direct and indirect costs of providing software maintenance and support, training and consulting services to the Company's APs, OEMs and end-users, and the cost of third-party software products. Cost of maintenance and other increased from $709,000 or 48.6% of maintenance and other revenues to $950,000 or 41.3% of maintenance and other revenues for the quarters ended March 31, 1998 and 1999, respectively. The absolute dollar increase in cost of maintenance and other is primarily a result of the direct costs associated with the increased number of service and consulting contracts.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising and promotional expenses. Sales and marketing expenses decreased from $2.9 million, or 78.9% of total revenues, for the quarter ended March 31, 1998 to $2.7 million, or 52.1% of total revenues, for the quarter ended March 31, 1999. The decrease in sales and marketing expenses is primarily attributable to the closure of several Asian sales offices in late 1998. The Company anticipates that sales and marketing expenses will increase in absolute dollars in future quarters as it continues to launch the Optika eMedia product.

      Research and Development. Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, as well as the cost of facilities and equipment. Research and development expenses increased from $1.1 million, or 30.4% of total revenues, for the quarter ended March 31, 1998 to $1.4 million, or 26.2% of total revenues, for the quarter ended March 31, 1999. The absolute dollar increase in research and development is primarily the result of the continued cost to develop the Optika eMedia product. The Company anticipates that research and development expenses will increase slightly in absolute dollars in future quarters.

      General and Administrative. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel, and outside professional fees. General and administrative expenses decreased from $561,000, or 15.1% of total revenues, for the quarter ended March 31, 1998 to $489,000, or 9.4% of total revenues, for the quarter ended March 31, 1999. The decrease in general and administrative expenses was primarily due to the write-off of certain accounts receivable in Asia during the first quarter of 1998 that were not present in 1999.

      Other Income, net. Other income, net consists primarily of interest earned on the Company's investing activities offset by interest expense on the Company's capitalized lease obligations, other debt, and foreign currency translation adjustments. The Company incurred a net other income of $59,000 during the quarter ended March 31, 1998 compared to net other income of $34,000 during the quarter ended March 31, 1999, primarily as a result of interest income derived from the investment of the Company's initial public offering proceeds.

      Benefit from Income Taxes. The Company's effective tax rate for the quarter ended March 31, 1999 was 35%, which reflects the Company's estimated annual effective tax rate.

Liquidity and Capital Resources

      Cash and short-term investments at March 31, 1999 were $7.7 million, decreasing by approximately $77,000 from December 31, 1998. The decrease in cash and short-term investments is primarily due to the 1999 first quarter loss and capital expenditures associated with additional computer equipment.

      For the quarter ended March 31, 1998, net cash provided by operating activities was $223,000 compared to net cash used in operating activities of $82,000 for the quarter ended March 31, 1999. The cash used in operating activities for the quarter ended March 31, 1999 was a direct result of the first quarter net loss.

      Cash provided by investing activities was $1.5 million for the quarter ended March 31, 1998 compared to cash used of $1.8 million for the quarter ended March 31, 1999. Sources of cash consisted primarily of sales of marketable securities in the first quarter of 1998, while marketable securities were purchased during the first quarter of 1999.

      Cash provided by financing activities was $25,000 for the quarter ended March 31, 1998. Cash provided by financing activities was $121,000 for the quarter ended March 31, 1999. Cash provided by financing activities resulted primarily from proceeds from the sale of securities under the Company's employee stock option plan and employee stock purchase plan, offset in part by repayments of bank borrowings, capital leases and other debt in 1998.

      At March 31, 1999, the Company's principal sources of liquidity included cash and short-term investments of $7.7 million. In addition, the Company has a secured credit facility for up to $3.0 million, bearing interest at the bank's prime rate. As of March 31, 1999, the Company had $2.8 million available for borrowing and no other debt outstanding.

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

The Company's Products

      The Company designs its products and services to be Year 2000 compatible. Nevertheless the Company has performed Year 2000 compliance testing on both Optika eMedia and FilePower product suites. During the testing of the FilePower product suite, a few minor deficiencies were found in the product. The Company addressed these known deficiencies with a product release which was made available during the first quarter of 1999. Costs to address these deficiencies are expected to include only internal development staff time, which has not been separately tracked, and is expected to have no effect on the Company's operating results. No current projects have been delayed or are expected to be delayed due to using internal staff on this issue.

      The Company has developed the eMedia product with Year 2000 compliance in mind. Testing of the product has been performed throughout the development cycle for Year 2000 compliance. In addition, the Company is currently working with a third-party to extensively test the Year 2000 compliance of the product. This testing is currently expected to be completed during the second quarter of 1999. While the Company is not aware of any current deficiencies that would result in the product not being compliant, it is possible that deficiencies may be discovered during the testing process or even subsequent to the testing process. Costs to address these deficiencies are expected to include only internal development staff time, which will not be separately tracked, and is expected to have no material effect on the Company's operating results.

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

Third Parties

      The Company has documentation on the Year 2000-compliance status of its key vendors. The key third parties to which the Company is concerned are its investing, banking, and payroll vendors. The Company will attempt to obtain Year 2000-compliance status from certain other third parties by the end of the second quarter of 1999. If the Company's current or future vendors, including investing and banking relationships, fail to achieve Year 2000 compliance or if they divert substantial technology expenditures to address the Year 2000 issue, thus impacting their ability to serve the Company, the Company will move its relationships to another vendor that is Year 2000 compliant. Management believes there will be no material adverse affect on the Company of this potential action.

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

    In 1999, Optika eMedia was fully implemented in several customers' environments. However, there can be no assurance that Optika eMedia will not require substantial software enhancements or modifications to satisfy performance requirements of customers or to fix design defects of previously undetected errors. Further, it is common for complex software programs such as Optika eMedia to contain undetected errors when first released, which are discovered only after the product has been used over time with different computer systems and in varying applications and environments. While the Company is not aware of any significant technical problems with Optika eMedia, there can be no assurance that errors will not be discovered, or if discovered, that they will be successfully corrected on a timely basis, if at all. The Company's future business growth is substantially dependent on the continued development, introduction and market acceptance of Optika eMedia. If customers experience significant problems with implementation of Optika eMedia or are otherwise dissatisfied with the functionality or performance of Optika eMedia, or if it fails to achieve market acceptance for any other reason, the Company's business, results of operations and financial condition may be materially adversely affected.


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

      None.

Item 5 - Other Information.

      None.

Item 6 - Exhibits and Reports on Form 8-K
 .
(a)   Exhibits

           27   Financial data schedule.

(b)   Reports on Form 8-K

           On March 30 and April 2, 1999 the Company  filed reports on Form 8-K,
           Item 4, Change in Registrant's Certifying Accountants.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          OPTIKA INC.
                                         (Registrant)




          5/13/99                    /s/   Mark K. Ruport
          -------              ----------------------------------
          (Date)                        Mark K. Ruport
                               President, Chief Executive Officer
                               and Chairman of the Board



          5/13/99                    /s/ Steven M. Johnson
          -------              ----------------------------------
          (Date)                       Steven M. Johnson
                               Chief Financial Officer, Vice President
                               Finance and Administration, Secretary
                               and Chief Accounting Officer