Form 10-Q
period 1999-06-30
OPTIKA INC
filed 1999-08-12
CIK 1014920

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


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

            7,183,688 shares of the Registrant's Common Stock, $.001 par value per share, were outstanding as of August 1, 1999



================================================================================

                                     INDEX


                                                                           PAGE

PART I - FINANCIAL INFORMATION

Item 1 -  Condensed Consolidated Financial Statements

    Condensed Consolidated Balance Sheets as of December 31, 1998 and
    June 30, 1999 (Unaudited)                                                 1

    Condensed Consolidated Statements of Operations for the three-month
    and six-month periods ended June 30, 1998 and 1999 (Unaudited)            2

    Condensed Consolidated Statements of Cash Flows for the six-month
    periods ended June 30, 1998 and 1999 (Unaudited)                          3

    Notes to Condensed Consolidated Financial Statements (Unaudited)          4

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            5

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                   16

Item 2 - Changes in Securities                                               16

Item 3 - Defaults on Senior Securities                                       16

Item 4 - Submission of Matters to a Vote of Security Holders                 16

Item 5 - Other Information                                                   16

Item 6 - Exhibits and Reports on Form 8-K                                    16

Signatures                                                                   17


                                  OPTIKA INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                             December 31,        June 30,
                                                                                 1998              1999
                                                                            ----------------  ---------------
                                                                                               (unaudited)
Assets
Current Assets:
   Cash and cash equivalents...........................................      $        6,811    $       3,768
   Short-term investments..............................................               1,000            3,852
   Accounts receivable, net............................................               4,571            3,460
   Other current assets................................................                 511              549
                                                                            ----------------  ---------------
         Total current assets..........................................              12,893           11,629
                                                                            ----------------  ---------------

Fixed assets, net......................................................               3,136            2,924
Deferred tax asset, net ...............................................               2,438            2,853
Other assets, net......................................................                  70              265
                                                                            ----------------  ---------------
                                                                             $       18,537    $      17,671
                                                                            ================  ===============
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable....................................................      $          710    $         821
   Accrued expenses....................................................               1,446            1,232
   Accrued compensation expense........................................               1,206              886
   Deferred revenue....................................................               3,355            3,486
                                                                            ----------------  ---------------
          Total current liabilities....................................               6,717            6,425
                                                                            ----------------  ---------------

Commitments and contingencies
 Common stockholders' equity:
   Common stock; $.001 par value; 25,000,000 shares authorized;
      7,114,573 and 7,178,188 shares issued and outstanding
      at December 31, 1998 and June 30, 1999, respectively.............                   7                7
      Additional paid-in capital.......................................              17,617           17,751
      Accumulated deficit..............................................              (5,804)          (6,512)
                                                                            ----------------  ---------------
          Total common stockholders' equity............................              11,820           11,246
                                                                            ----------------  ---------------
                                                                             $       18,537    $      17,671
                                                                            ================  ===============

   The accompanying notes are an integral part of these financial statements.

                                  OPTIKA INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                        Three Months Ended June 30,      Six  Months  Ended  June 30,
                                                       ----------------------------     -----------------------------
                                                               1998         1999              1998          1999
Revenues:
   Licenses ......................................          $  1,843      $ 2,311           $ 4,091       $ 5,187
   Maintenance and other .........................             1,645        2,646             3,105         4,948
                                                            ---------     --------          --------      --------
      Total revenues .............................             3,488        4,957             7,196        10,135

Cost of revenues:
   Licenses ......................................                84          142               210           290
   Maintenance and other..........................               772          975             1,481         1,925
                                                            ---------     --------          --------      --------
      Total cost revenues ........................               856        1,117             1,691         2,215
                                                            ---------     --------          --------      --------

Gross profit .....................................             2,632        3,840             5,505         7,920

Operating expenses:
   Sales and marketing ...........................             3,310        2,738             6,237         5,437
   Research and development ......................             1,287        1,302             2,413         2,659
   General and administrative ....................               614          491             1,175           980
                                                            ---------     --------          --------      --------

      Total operating expenses ...................             5,211        4,531             9,825         9,076
                                                            ---------     --------          --------      --------

Loss from operations .............................            (2,579)        (691)           (4,320)       (1,156)
Other income (expense), net ......................               (46)          33                13            67
                                                            ---------     --------          --------      --------

Loss before benefit from income taxes ............            (2,625)        (658)           (4,307)       (1,089)
Benefit from income taxes ........................              (525)        (230)             (861)         (381)
                                                            ---------     --------          --------      --------
Net loss .........................................          $ (2,100)     $  (428)          $(3,446)      $  (708)
                                                            =========     ========          ========      ========

Net loss per common share ........................          $  (0.30)     $ (0.06)          $ (0.50)      $ (0.10)
                                                            =========     ========          ========      ========
Basic weighted average number of common shares
outstanding.......................................             6,956        7,176             6,942         7,164
                                                            =========     ========          ========      ========
Diluted net loss per common share.................          $  (0.30)     $ (0.06)          $ (0.50)      $ (0.10)
                                                            =========     ========          ========      ========
Diluted weighted average number of common shares
outstanding ......................................             6,956        7,176             6,942         7,164
                                                            =========     ========          ========      ========

   The accompanying notes are an integral part of these financial statements.

                                  OPTIKA INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                                Six Months Ended June 30,
                                                                             ---------------------------------
                                                                                  1998              1999
Cash Flows From Operating Activities:
Net loss...............................................................      $        (3,446)  $         (708)
Adjustments to reconcile net loss to net cash used by operating
activities:                                                                              405              467
   Depreciation and amortization.......................................
   Deferred tax benefit................................................                 (962)            (415)
   Change in assets and liabilities:
      Accounts receivable, net.........................................                2,988            1,111
      Other assets.....................................................                 (261)            (233)
      Accounts payable.................................................                  166              111
      Accrued expenses.................................................                  113             (534)
      Deferred revenue.................................................                  778              131
                                                                             ----------------  ---------------

       Net cash used by operations ....................................                 (219)             (70)
                                                                             ----------------  ---------------

Cash Flows From Investing Activities:
Capital expenditures...................................................                 (858)            (255)
Sale (purchase) of short-term investments..............................                3,412           (2,852)
                                                                             ----------------  ---------------

       Net cash provided (used) by investing activities................                2,554           (3,107)
                                                                             ----------------  ---------------

Cash Flows From Financing Activities:
Principal payments on long-term debt...................................                  (15)              --
Proceeds from issuance of common stock.................................                   54              134
                                                                             ----------------  ---------------

       Net cash provided by financing activities.......................                   39              134
                                                                             ----------------  ---------------

Net increase (decrease) in cash and cash equivalents...................                2,374           (3,043)
Cash and cash equivalents at beginning of period.......................                3,202            6,811
                                                                             ----------------  ---------------
Cash and cash equivalents at end of period.............................      $         5,576   $        3,768
                                                                             ================  ===============

   The accompanying notes are an integral part of these financial statements.

                                  OPTIKA INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.      General

Basis of Presentation
        The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's (SEC's) rules and regulations. The consolidated results of operations for the period ended June 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1999. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

 Net Loss Per Common Share
        Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares outstanding plus all dilutive potential common shares outstanding. During the first half of 1998, 297,500 options to purchase common stock of the Company were granted. During the first half of 1999, 395,700 options to purchase common stock of the Company were granted. Additionally, during the first quarter of 1998, 264,500 options to purchase common stock of the Company were re-priced at $3.18 per share.

The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations (unaudited, in thousands, except per share data):
                                                Quarter Ended   Six Months Ended
                                                   June 30,          June 30,
                                                1998     1999     1998     1999

Loss Per Share:
  Net loss..............................     $(2,100) $  (428) $(3,446) $  (708)
  Weighted average common shares
   outstanding..........................       6,956    7,176    6,942    7,164
  Net loss per common share.............     $ (0.30) $ (0.06) $ (0.50) $ (0.10)
Effect of Dilutive Securities:
  Options and warrants..................          --       --       --       --
  Diluted weighted average common shares
   outstanding..........................       6,956    7,176    6,942    7,164
  Diluted net loss per common share.....     $ (0.30) $ (0.06) $ (0.50) $ (0.10)


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

Revenues

        Total revenues increased 40.8% from $7.2 million, for the six months ended June 30, 1998, to $10.1 million, for the six months ended June 30, 1999. Total revenues increased 42.1% from $3.5 million, for the quarter ended June 30, 1998, to $5.0 million, for the quarter ended June 30, 1999.

        Licenses. License revenues increased 26.8% from $4.1 million, during the six months ended June 30, 1998, to $5.2 million, for the six months ended June 30, 1999, and increased 25.4% from $1.8 million, during the quarter ended June 30, 1998, to $2.3 million, during the same period in 1999. License revenues represented 56.9% and 51.2% of the total revenues for the six months ended June 30, 1998 and 1999, respectively and 52.8% and 46.6% of the total revenues for the quarter ended June 30, 1998 and 1999, respectively. Management believes that the increase in license revenues during the first half of 1999 is a result of the release of the Optika eMedia product into the marketplace. License revenues generated outside of the United States accounted for approximately 23.9% of the Company's revenues for the six months ended June 30, 1998, compared to 18.3% for the same period in 1999, and 29.6% and 23.2% for the quarter ended June 30, 1998 and 1999, respectively.

        Maintenance and Other. Maintenance revenues, exclusive of other revenue, increased 41.2% from $2.3 million during the six months ended June 30, 1998, to $3.3 million for the six months ended June 30, 1999 and increased 38.6% from $1.2 million during the quarter ended June 30, 1998 compared to
$1.7 million during the same period in 1999. Maintenance revenue represented 32.5% and 32.6% of the total revenues for the six months ended June 30, 1998 and 1999, respectively and 35.5% and 34.6% of the total revenues for the quarter ended June 30, 1998 and 1999, respectively. This increase is primarily a result of an increase in the number of installed systems. Other revenue, consisting primarily of consulting services, training and consulting fees represented 10.6% and 16.2% of total revenues for the six months ended June 30, 1998 and 1999, respectively, and 11.7% and 18.8% of total revenues for the quarters ended June 30, 1998 and 1999, respectively. The increase in other revenue as a percentage of total revenue was primarily due to increased consulting, project management and implementation services resulting from the Company's direct sales efforts.

Cost of Revenues

        Licenses. Cost of licenses consists primarily of royalty payments to third-party vendors and costs of product media, duplication, packaging and fulfillment. Cost of licenses increased from $210,000, or 5.1% of license revenues, to $290,000, or 5.6% of license revenues, for the six months ended June 30, 1998 and 1999, respectively, and increased from $84,000, or 4.6% of license revenues, to $142,000, or 6.1% of license revenues, for the quarters ended June 30, 1998 and 1999, respectively. The increase in absolute dollar cost of licenses was attributable to the increased license revenue.

        Maintenance and Other. Costs of maintenance and other consist of the direct and indirect costs of providing software maintenance and support, training and consulting services to the Company's APs, OEMs and end-users, and the cost of third-party software products. Cost of maintenance and other increased in absolute dollars from $1.5 million or 47.7% of maintenance and other revenues to $1.9 million or 38.9% of maintenance and other revenues for the six months ended June 30, 1998 and 1999, respectively. Cost of maintenance and other increased in absolute dollars from $772,000 or 46.9% of maintenance and other revenues to $975,000, or 36.8% of maintenance and other revenues, for the quarters ended June 30, 1998 and 1999, respectively. The absolute dollar increase in cost of maintenance and other is primarily a result of the direct costs associated with the increased number of service and consulting contracts.

Operating Expenses

        Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising and promotional expenses. Sales and marketing expenses decreased from $6.2 million, or 86.7% of total revenues, for the six months ended June 30, 1998 to $5.4 million, or 53.6% of total revenues, for the six months ended June 30, 1999. Sales and marketing expenses decreased from $3.3 million or 94.9% of total revenues for the quarter ended June 30, 1998 to $2.7 million or 55.2% of total revenues for the quarter ended June 30, 1999. The decrease in sales and marketing expenses is primarily attributable to the closure of several Asian sales offices in late 1998. The Company anticipates that sales and marketing expenses will increase in absolute dollars in future quarters as it continues to launch the Optika eMedia product.

        Research and Development. Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, as well as the cost of facilities and equipment. Research and development expenses increased from $2.4 million, or 33.5% of total revenues, for the six months ended June 30, 1998 to $2.7 million, or 26.2% of total revenues, for the six months ended June 30, 1999, respectively. Research and development expenses remained constant in absolute dollars at $1.3 million for both periods, or 36.9% and 26.3% of total revenues, for the quarters ended June 30, 1998 and 1999, respectively. The six month absolute dollar increase in research and development is primarily a result of the continued cost to further enhance the Optika eMedia product. The Company anticipates that research and development expenses will increase in absolute dollars in future quarters because of the continued enhancements of the Optika eMedia product.

        General and Administrative. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and outside professional fees. General and administrative expenses decreased from $1.2 million or 16.3% of total revenues, for the six months ended June 30, 1998 to $980,000, or 9.7% of total revenues for the six months ended June 30, 1999. General and administrative expenses decreased from $614,000, or 17.6% of total revenues for the quarter ended June 30, 1998, to $491,000, or 9.9% of total revenues for the quarter ended June 30, 1999. The decrease in general and administrative costs was primarily due to the write-off of certain accounts receivable in Asia during the first six months of 1998 that were not present in 1999.

        Other income, net. Other income, net consists primarily of interest earned on the Company's financing activities offset by interest expense on the Company's capitalized lease obligations, other debt, and foreign currency translation adjustments. The Company recognized net other income of $13,000 during the six months ended June 30, 1998 compared to net other income of $67,000 during the six months ended June 30, 1999. The Company recognized net other expense of $46,000 during the quarter ended June 30, 1998 compared to net other income of $33,000 for the same period in 1999, primarily as a result of investment income and an increase in foreign currency translation loss in 1998.

        Benefit from Income Taxes. The Company's effective tax rate for the periods ending June 30, 1999 was 35%, which reflects the Company's estimated annual effective tax rate.

Liquidity and Capital Resources

        Cash and short-term investments at June 30, 1999 were $7.6 million, decreasing by approximately $191,000 from December 31, 1998. The decrease in cash and short-term investments is primarily due to the 1999 first and second quarter losses and capital expenditures associated with additional computer equipment.

        For the six months ended June 30, 1998, net cash used by operating activities was $219,000 compared to net cash used by operating activities of $70,000 for the six months ended June 30, 1999. Cash used by operating activities for the six months ended June 30, 1999 is primarily due to the first and second quarter losses offset by cash receivables collections.

        Cash provided by investing activities was $2.6 million for the six months ended June 30, 1998 compared to cash used of $3.1 million for the six months ended June 30, 1999. Proceeds of cash consisted primarily of sales of marketable securities offset by purchases of property and equipment in the first six months of 1998, while marketable securities were purchased during the first six months of 1999.

        Cash provided by financing activities was $39,000 for the six months ended June 30, 1998. Cash provided by financing activities was $134,000 for the six months ended June 30, 1999. Cash provided by financing activities resulted primarily from proceeds from stock option exercises and the sales of securities under the Company's employee stock purchase plan, offset in part by repayments of bank borrowings, capital leases and other debt in 1998.

        At June 30, 1999, the Company's principal sources of liquidity included cash and short-term investments of $7.6 million. In addition, the Company has a secured credit facility for up to $3.0 million, bearing interest at the bank's prime rate. As of June 30, 1999, the Company had $2.8 million available for borrowing and no other debt outstanding.

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


Year 2000

        The Company is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. Many currently installed computer and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than one year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000"
requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. The Company believes that the purchasing patterns of customers and potential customers may be significantly affected by Year 2000 issues. Moreover, the Company believes some companies may delay software purchasing decisions until after January 1, 2000, in hopes that Year 2000 issues will have been identified and corrected prior to their purchase. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products or services such as those offered by the Company. Additionally, Year 2000 issues could cause a significant number of companies, including current customers of the Company to reevaluate their current system needs, and as a result, consider switching to other systems or suppliers. This could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        The Company has developed the eMedia product with Year 2000 compliance in mind. Testing of the product has been performed throughout the development cycle for Year 2000 compliance. The Company worked with a third-party to extensively test the Year 2000 compliance of the product. The testing did not discover any material Year 2000 compliancy deficiencies in the product. While the Company is not aware of any current deficiencies that would result in the product not being compliant, it is possible that deficiencies may be discovered subsequent to the testing process. Costs to address these deficiencies are expected to include only internal development staff time, which will not be separately tracked, and is expected to have no material effect on the Company's operating results.

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

Internal Systems

        The Company's internal systems include both its information technology ("IT") and non-IT systems. The Company conducted an assessment of its internal IT systems including third-party software and hardware technology and its non-IT systems (such as its security system, building equipment, and phone systems). The Company has identified its Mission Critical Systems and has reviewed them for Year 2000 compliance by contacting each vendor and requesting documentation on Year 2000 readiness. Those contacted include, but are not limited to, Microsoft, financial software, customer database and phone system vendors. Based on the results of these queries, the Company has performed upgrades on numerous systems to bring them into compliance according to their Year 2000 compliance statements. The Company will do testing of its Mission Critical Systems in the third quarter of 1999. It is estimated that the testing of the Mission Critical Systems will cost approximately $121,000 during  1999.  The  bringing  of the  Mission  Critical  Systems  to  Year  2000 readiness will be covered under software/hardware maintenance agreements and/or normal product upgrades. However, any failure of one or more of the Company's mission critical IT systems to become Year 2000 compliant due to unanticipated problems could limit access of employees to critical information, require the Company to process information manually or result in other inconveniences or inefficiencies for the Company and its customers that may divert management's time and attention, as well as financial and personnel resources from normal business activities. The majority of the Company's IT software applications are produced by Microsoft. Any failure by Microsoft to address the Year 2000 issue will have a material impact on the Company's operations. All non-Mission Critical Systems are deemed to be non-essential to the business and will be upgraded or replaced if a Year 2000 issue exists. Year 2000 compliance issues relating to non-Mission Critical Systems are not expected to have a material financial impact on operations or the Company's ability to carry out its operations.

Third Parties

        The Company has obtained documentation on the Year 2000-compliance status of its key vendors. Key vendors to which the Company is concerned include its investing, banking, and payroll relationships. If the Company's current or future vendors, including investing and banking relationships, fail to achieve Year 2000 compliance or if they divert substantial technology expenditures to address the Year 2000 issue, thus impacting their ability to serve the Company, the Company will move its relationships to another vendor that is Year 2000 compliant. Management believes there will be no material adverse effect on the Company of this potential action.

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

     Product Concentration. The Company expects Optika eMedia to account for substantially all of its future revenues. The Company's future financial performance will depend in general on the continued transition from imaging software to e-commerce, and in particular on the successful development, introduction and customer acceptance of new and enhanced versions of its existing software products such as Optika eMedia. There can be no assurance that such market will continue to grow or that the Company will be successful in developing and marketing these or any other products, or that any of these products will achieve widespread customer acceptance. If the e-commerce software market grows more slowly than the Company currently anticipates, the Company's business, results of operations, and financial condition would be materially and adversely affected.

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

      Year 2000. The Company is also subject to the risks associated with the Year 2000 compatibility of it's products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000".

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

     Control by Existing Stockholders; Effects of Certain Anti-Takeover Provisions. Members of the Board of Directors, and the executive officers of the Company, together with members of their families and entities that may be deemed affiliates of, or related to, such persons or entities, beneficially own, as of August 1, 1999, approximately 29% of the outstanding shares of Common Stock of the Company. Accordingly, these stockholders could, if acting in concert, be able to elect all members of the Company's Board of Directors and determine the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. Certain provisions of the Company's Certificate of Incorporation, equity incentive plans, Bylaws, and Delaware law may also discourage certain transactions involving a change in control of the Company. This level of ownership by such persons and entities, when combined with the Company's classified Board of Directors and the ability of the Board of Directors to issue "blank check" preferred stock without further stockholder approval, may have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of Common Stock.

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

        None.

Item 2 - Changes in Securities

        None.

Item 3 - Defaults upon Senior Securities.

        None.

Item 4 - Submission of Matters to a Vote of Security Holders.

        The Company held its annual meeting of shareholders on May 20, 1999. At such meeting the following actions were voted upon:

a.      Election of Directors
    NOMINEE                    NUMBER OF VOTES FOR            WITHHOLD AUTHORITY
    -------                    -------------------            ------------------
Harry S. Gruner                      5,582,009                     485,480
Graham O. King                       5,582,009                     485,480
James T. Rothe                       5,581,909                     485,580

b. Ratification of KPMG LLP as the Company's independent accountants for the fiscal year ending December 31, 1999.

 AFFIRMATIVE VOTES                  NEGATIVE VOTES                   ABSTENTIONS
 -----------------                  --------------                   -----------
     6,040,744                          21,650                          5,095


c. Approval of a series of Amendments to the 1997 Stock Option/ Stock Issuance Plan

 AFFIRMATIVE VOTES                  NEGATIVE VOTES                   ABSTENTIONS
 -----------------                  --------------                   -----------
     3,374,235                         550,138                         66,295
There were 2,076,021 broker non-votes for this proposal.

Item 5 - Other Information.

        None.

Item 6 - Exhibits and Reports on Form 8-K
        (a)     Exhibits
                27-Financial Data Schedule for the six months ended June 30,1999

        (b)     Reports on Form 8-K
                No reports on Form 8-K have been filed during the quarter ended June 30, 1999

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            OPTIKA INC.
                                                           (Registrant)




               8/9/99                              /s/   Mark K. Ruport
               ------                       ----------------------------------
               (Date)                                  Mark K. Ruport
                                             President, Chief Executive Officer
                                                  and Chairman of the Board



               8/9/99                              /s/ Steven M. Johnson
               ------                       ----------------------------------
               (Date)                                  Steven M. Johnson
                                                Chief Financial Officer, Vice
                                           President Finance and Administration,
                                          Secretary and Chief Accounting Officer