Form 10-Q
period 1999-09-30
OPTIKA INC
filed 1999-11-12
CIK 1014920

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


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

    7,202,188 shares of the Registrant's Common Stock, $.001 par value per share, were outstanding as of November 8, 1999

                                     INDEX


                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1 -  Condensed Consolidated Financial Statements

       Condensed Consolidated Balance Sheets as of December 31, 1998
       and September 30, 1999                                                 1

       Condensed  Consolidated  Statements of Operations for the three-
       month and nine-month periods ended September 30, 1998 and 1999
       (Unaudited)                                                            2

       Condensed Consolidated Statements of Cash Flows for the nine-
       month periods ended September 30, 1998 and 1999 (Unaudited)            3

       Notes to Condensed Consolidated Financial Statements (Unaudited)       4

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            5

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                   17

Item 2 - Changes in Securities and Use of Proceeds                           17

Item 3 - Defaults on Senior Securities                                       17

Item 4 - Submission of Matters to a Vote of Security Holders                 17

Item 5 - Other Information                                                   17

Item 6 - Exhibits and Reports on Form 8-K                                    17

Signatures                                                                   18

                                  OPTIKA INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                             December 31,     September 30,
                                                                                 1998             1999
                                                                            ---------------- ----------------
                                                                                               (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                    $     6,811      $     3,931
   Short-term investments                                                             1,000            3,895
   Accounts receivable, net                                                           4,571            3,201
   Other current assets                                                                 511              537
                                                                            ---------------- ----------------
         Total current assets                                                        12,893           11,564
                                                                            ---------------- ----------------

Fixed assets, net                                                                     3,136            2,809
Deferred tax asset, net                                                               2,438            3,020
Other assets, net                                                                        70               10
                                                                            ---------------- ----------------
                                                                                $    18,537      $    17,403
                                                                            ================ ================

Liabilities and Stockholders' Equity Current liabilities:
   Accounts payable                                                             $       710      $       841
   Accrued expenses                                                                   1,446            1,355
   Accrued compensation expense                                                       1,206              603
   Deferred revenue                                                                   3,355            3,454
                                                                            ---------------- ----------------
          Total current liabilities                                                   6,717            6,253
                                                                            ---------------- ----------------

Commitments and contingencies

 Common stockholders' equity:
   Common stock; $.001 par value; 25,000,000 shares authorized;
      7,114,573 and 7,237,014 shares issued and outstanding
      at December 31, 1998 and September 30, 1999, respectively                           7                7
      Additional paid-in capital                                                     17,617           17,896
      Accumulated deficit                                                            (5,804)          (6,753)
                                                                            ---------------- ----------------
          Total common stockholders' equity                                          11,820           11,150
                                                                            ---------------- ----------------
                                                                                $    18,537      $    17,403
                                                                            ================ ================

   The accompanying notes are an integral part of these financial statements.

                                   OPTIKA INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)


                                                             Three Months Ended              Nine Months Ended
                                                               September 30,                  September 30,
                                                       -----------------------------     ------------------------

                                                                  1998            1999          1998           1999

Revenues:
 Licenses                                                  $     3,072      $    2,863   $     7,163    $     8,050
 Maintenance and other                                           2,105           2,721         5,210          7,669
                                                              ---------        --------     ---------      ---------
      Total revenues                                             5,177           5,584        12,373         15,719

Cost of revenues:
   Licenses                                                         97             345           307            635
   Maintenance and other                                           854           1,048         2,335          2,973
                                                              ---------        --------     ---------      ---------
      Total cost of revenues                                       951           1,393         2,642          3,608
                                                              ---------        --------     ---------      ---------

Gross profit                                                     4,226           4,191         9,731         12,111

Operating expenses:
   Sales and marketing                                           3,381           2,815         9,618          8,252
   Research and development                                      1,385           1,333         3,798          3,992
   General and administrative                                      754             493         1,929          1,473
   Restructuring charge                                            425               -           425              -
                                                              ---------        --------     ---------      ---------

      Total operating expenses                                   5,945           4,641        15,770         13,717
                                                              ---------        --------     ---------      ---------

Loss from operations                                            (1,719)           (450)       (6,039)        (1,606)

Other income, net                                                   50              79            63            146
                                                              ---------        --------     ---------      ---------

Loss before benefit from income taxes                           (1,669)           (371)       (5,976)        (1,460)
Benefit from income taxes                                         (333)           (130)       (1,194)          (511)
                                                              ---------        --------     ---------      ---------
Net loss                                                   $    (1,336)     $     (241)  $    (4,782)   $      (949)
                                                              =========        ========     =========      =========

Basic net loss per common share                            $     (0.19)     $    (0.03)  $     (0.69)   $     (0.13)
                                                              =========        ========     =========      =========

Basic weighted average number of common shares outstanding       6,985           7,205         6,956          7,177
                                                              =========        ========     =========      =========

Diluted net loss per common share                          $     (0.19)     $    (0.03)  $     (0.69)   $     (0.13)
                                                              =========        ========     =========      =========

Diluted weighted average number of common shares
outstanding                                                      6,985           7,205         6,956          7,177
                                                              =========        ========     =========      =========

   The accompanying notes are an integral part of these financial statements.

                                  OPTIKA INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                            Nine Months Ended September 30,
                                                                            ---------------------------------
                                                                                 1998              1999
Cash Flows From Operating Activities:
Net Loss                                                                    $       (4,782)    $        (949)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
   Depreciation and amortization                                                       770               742
   Deferred tax benefit                                                             (1,299)             (582)
   Loss on disposal of assets                                                           35                 -
   Change in assets and liabilities:
      Accounts receivable, net                                                       3,223             1,370
      Other assets                                                                     (78)               34
      Accounts payable                                                                 436               131
      Accrued expenses                                                                 354              (694)
      Deferred revenue                                                                 789                99
                                                                            ----------------  ---------------

          Net cash provided (used) by operations                                      (552)              151
                                                                            ----------------  ---------------

Cash Flows From Investing Activities:
Capital expenditures                                                                (1,082)             (415)
Sale (purchase) of short-term investments                                            4,104            (2,895)
                                                                            ----------------  ---------------

          Net cash provided (used) by investing activities                           3,022            (3,310)
                                                                            ----------------  ---------------

Cash Flows From Financing Activities:
Principal payments on long-term debt                                                   (15)                -
Proceeds from issuance of common stock                                                 201               279
                                                                            ----------------  ---------------

          Net cash provided by financing activities                                    186               279
                                                                            ----------------  ---------------

Net increase (decrease) in cash and cash equivalents                                 2,656            (2,880)
Cash and cash equivalents at beginning of period                                     3,202             6,811
                                                                            ----------------  ---------------
Cash and cash equivalents at end of period                                  $        5,858    $        3,931
                                                                            ================  ===============

   The accompanying notes are an integral part of these financial statements.

                                  OPTIKA INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.      General

Basis of Presentation
        The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the Company's consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's (SEC's) rules and regulations. The consolidated results of operations for the period ended September 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1999. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

 Net Loss Per Common Share
        Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares outstanding plus all dilutive potential common shares outstanding. During the first nine months of 1998, 382,000 options to purchase common stock of the Company were granted. During the first nine months of 1999, 744,200 options to purchase common stock of the Company were granted. Additionally, during the first quarter of 1998, 264,500 options to purchase common stock of the Company were re-priced at $3.18 per share.

The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations (unaudited, in thousands, except per share data):
                                     Quarter Ended       Nine Months Ended
                                     September 30,          September 30,
                                     -------------       -----------------
                                    1998       1999        1998       1999
                                 -------------------    -------------------
Loss Per Share:
   Net loss                      $(1,336)   $  (241)    $(4,782)   $  (949)
   Weighted average common
     shares outstanding            6,985      7,205       6,956      7,177
   Net loss per common share     $ (0.19)   $ (0.03)    $ (0.69)   $ (0.13)
Effect of Dilutive Securities:
   Options and warrants               --         --          --         --
   Diluted weighted average
     common shares outstanding     6,985      7,205       6,956      7,177
   Diluted net loss per common
     share                       $ (0.19)   $ (0.03)    $ (0.69)   $ (0.13)


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

        The Company generally does not grant rights to return products, except for defects in the performance of the products relative to specifications and pursuant to standard industry shrink-wrapped license agreements which provide for 30-day right of return if an end-user does not accept the terms of the software license, nor does it provide provisions for price adjustments or rotation rights.

        Based on the Company's research and development process, costs incurred between the establishment of technological feasibility and general release of the software products have not been material and therefore have not been capitalized in accordance with Statement of Financial Accounting Standards No.
86. All research and development costs have been expensed as incurred.


Revenues

        Total revenues increased 27.0%, from $12.4 million for the nine months ended September 30, 1998, to $15.7 million for the nine months ended September 30, 1999. Total revenues increased 7.9%, from $5.2 million for the quarter ended September 30, 1998, to $5.6 million for the quarter ended September 30, 1999.

        Licenses. License revenues increased 12.4%, from $7.2 million during the nine months ended September 30, 1998, to $8.1 million for the nine months ended September 30, 1999, and decreased 6.8%, from $3.1 million during the quarter ended September 30, 1998, to $2.9 million during the same period in 1999. License revenues represented 57.9% and 51.2% of the total revenues for the nine months ended September 30, 1998 and 1999, respectively, and 59.3% and 51.3% of the total revenues for the quarters ended September 30, 1998 and 1999, respectively. The increase in license revenues during the first nine months of 1999 is a result of the release of the Optika eMedia product into marketplace. Total revenues generated outside of the United States accounted for approximately 22.5% of the Company's revenues for the nine months ended September 30, 1998, compared to 9.1% for the same period in 1999, and 25.4% and 17.1% for the quarters ended September 30, 1998 and 1999, respectively. The difference in international revenues as a percentage of total revenues decreased due to weaker Asian and Latin American sales for the three and nine months ended September 30,1999, as compared to the same periods in 1998.

        Maintenance and Other. Maintenance revenues, exclusive of other revenue, increased 41.2%, from $3.7 million during the nine months ended September 30, 1998, to $5.2 million for the nine months ended September 30, 1999. Additionally, maintenance revenues increased 41.3%, from $1.3 million during the quarter ended September 30, 1998 to $1.9 million during the same period in 1999. Maintenance revenue represented 29.8% and 33.1% of the total revenues for the nine months ended September 30, 1998 and 1999, respectively, and 26.0% and 34.1% of the total revenues for the quarters ended September 30, 1998 and 1999, respectively. Through the Company's continued improvements in the tracking, monitoring and notifying of expiring maintenance contracts and the general increase in the number of installed systems, the Company was able to increase the number of maintenance contract renewals. Other revenue, consisting primarily of consulting services, training and consulting fees represented 12.3% and 15.7% of total revenues for the nine months ended September 30, 1998 and 1999, respectively, and 14.7% and 14.6% of total revenues for the quarters ended September 30, 1998 and 1999, respectively.

Cost of Revenues

        Licenses. Cost of licenses consists primarily of royalty payments to third-party vendors and costs of product media, duplication, packaging and fulfillment. Cost of licenses increased in absolute dollars from $307,000, or 4.3% of license revenues, to $635,000, or 7.9% of license revenues, for the nine months ended September 30, 1998 and 1999, respectively, and increased from $97,000, or 3.2% of license revenues, to $345,000, or 12.1% of license revenues, for the quarters ended September 30, 1998 and 1999, respectively. The increase in the 1999 absolute dollar cost of licenses over 1998 was attributable to an unusually high third party component that is expected to be lower in future quarters.

        Maintenance and Other. Costs of maintenance and other consist of the direct and indirect costs of providing software maintenance and support, training and consulting services to the Company's APs, OEMs and end-users. Cost of maintenance and other increased in absolute dollars from $2.3 million, or 44.8% of maintenance and other revenues, to $3.0 million, or 38.8% of maintenance and other revenues, for the nine months ended September 30, 1998 and 1999, respectively. Cost of maintenance and other decreased from $854,000, or 40.6% of maintenance and other revenues, to $1,048,000, or 38.5% of maintenance and other revenues, for the quarters ended September 30, 1998 and 1999, respectively. The increase in absolute dollars with a decrease in the percentage of revenues represents the continued revenue growth of maintenance and other revenue, while the costs to provide these services is not increasing at a corresponding rate.

Operating Expenses

        Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising and promotional expenses. Sales and marketing expenses decreased from $9.6 million, or 77.7% of total revenues, for the nine months ended September 30, 1998 to $8.3 million, or 52.5% of total revenues, for the nine months ended September 30, 1999. Sales and marketing expenses decreased from $3.4 million, or 65.3% of total revenues, for the quarter ended September 30, 1998, to $2.8 million, or 50.4% of total revenues, for the quarter ended
September 30, 1999. The decrease in sales and marketing expenses is primarily attributable to the closure of several Asian sales offices in late 1998. The Company anticipates that sales and marketing expenses will increase in absolute dollars in future quarters as it continues to expand the distribution of its Optika eMedia product.

        Research and Development. Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, as well as the cost of facilities and equipment. Research and development expenses increased from $3.8 million, or 30.7% of total revenues, for the nine months ended September 30, 1998 to $4.0 million, or 25.4% of total revenues, for the nine months ended September 30, 1999. Research and development expenses decreased from $1.4 million, or 26.8% of total revenues, for the quarter ended September 30, 1998, to $1.3 million, or 23.9% of total revenues, for the quarter ended September 30, 1999. The nine month absolute dollar increase in research and development is primarily a result of the continued cost to further enhance the Optika eMedia product. The Company anticipates that research and development expenses will increase in absolute dollars in future quarters because of the expected continued enhancements of the Optika eMedia product.

        General and Administrative. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and outside professional fees. General and administrative expenses decreased from $1.9 million, or 15.6% of total revenues for the nine months ended September 30, 1998 to $1.5 million, or 9.4% of total revenues for the nine months ended September 30, 1999. General and administrative expenses decreased from $754,000, or 14.6% of total revenues for the quarter ended September 30, 1998, to $493,000, or 8.8% of total revenues for the quarter ended September 30, 1999. The decrease in general and administrative costs in absolute dollars was primarily due to the write-off of certain accounts receivable in Asia during the first nine months of 1998.

        Other income, net. Other income, net consists primarily of interest earned on the Company's financing activities offset by interest expense on the Company's capitalized lease obligations and other debt. The Company recognized net other income of $63,000 during the nine months ended September 30, 1998 compared to net other income of $146,000 during the nine months ended September 30, 1999. The Company recognized net other income of $50,000 during the quarter ended September 30, 1998 compared to net other income of $79,000 for the same period in 1999. The increase in net other income is primarily the result of investment income and increased foreign currency translation gain.

        Benefit for Income Taxes. The Company's effective tax rate for the periods ending September 30, 1999 was 35% which reflects the Company's estimated annual effective tax rate.


Liquidity and Capital Resources

        Cash and short-term investments at September 30, 1999 were $7.8 million, increasing by approximately $15,000 from December 31, 1998. The increase in cash and short-term investments is primarily due to the collection of accounts receivable offset by 1999 losses and capital expenditures for equipment.

        For the nine months ended September 30, 1998, net cash used by operating activities was $552,000 compared to net cash provided by operating activities of $151,000 for the nine months ended September 30, 1999. The increase in cash used by operating activities for the nine months ended September 30, 1999 is primarily due to improved accounts receivable collections offset by the 1999 net operating losses.

        Cash provided by investing activities was $3.0 million for the nine months ended September 30, 1998 compared to cash used by investing activities of $3.3 million for the nine months ended September 30, 1999. Investing activities consisted primarily of sales of marketable securities offset by purchases of property and equipment in the first nine months of 1998, while marketable securities and capital equipment were purchased during the first nine months of 1999.

        Cash provided by financing activities was $186,000 for the nine months ended September 30, 1998. Cash provided by financing activities was $279,000 for the nine months ended September 30, 1999. Cash provided by financing activities resulted primarily from proceeds from stock option exercises and the sales of securities under the Company's employee stock purchase plan, offset in part by repayments of bank borrowings, capital leases and other debt.

        At September 30, 1999, the Company's principal sources of liquidity included cash and short-term investments of $7.8 million. In addition, the Company has a secured credit facility for up to $3.0 million, bearing interest at the bank's prime rate. As of September 30, 1999, the Company had $2.8 million available for borrowing and no other debt outstanding.

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

Internal Systems

        The Company's internal systems include both its information technology ("IT") and non-IT systems. The Company conducted an assessment of its internal IT systems including third-party software and hardware technology and its non-IT systems (such as its security system, building equipment, and phone systems). The Company has identified its Mission Critical Systems and has reviewed them for Year 2000 compliance by contacting each vendor and requesting documentation on Year 2000 readiness. Those contacted include, but are not limited to, Microsoft, financial software, customer database and phone system vendors. Based on the results of these queries, the Company has performed upgrades on numerous systems to bring them into compliance according to their Year 2000 compliance statements. The Company did perform testing of its Mission Critical Systems in the third quarter of 1999 with no major discrepancies noted. It is estimated that the testing of the Mission Critical Systems will cost approximately $121,000 during 1999. The bringing of the Mission Critical Systems to Year 2000 readiness will be covered under software/hardware maintenance agreements and/or normal product upgrades. However, any failure of one or more of the Company's mission critical IT systems to become Year 2000 compliant due to unanticipated problems could limit access of employees to critical information, require the Company to process information manually or result in other inconveniences or inefficiencies for the Company and its customers that may divert management's time and attention, as well as financial and personnel resources from normal business activities. The majority of the Company's IT software applications are produced by Microsoft. Any failure by Microsoft to address the Year 2000 issue will have a material impact on the Company's operations. All non-Mission
Critical Systems are deemed to be non-essential to the business and will be upgraded or replaced if a Year 2000 issue exists. Year 2000 compliance issues relating to non-Mission Critical Systems are not expected to have a material financial impact on operations or the Company's ability to carry out its operations.

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

     Significant Fluctuations in Operating Results. The Company's sales and other operating results have varied significantly in the past and will vary significantly in the future as a result of factors such as: the size and timing of significant orders and their fulfillment; rate of customer adoption of Optika eMedia and rate of conversion of current customers to Optika eMedia; demand for the Company's products; changes in pricing policies by the Company or its competitors; the number, timing and significance of product enhancements and new product announcements by the Company and its competitors; changes in the level of operating expenses; customer order deferrals in anticipation of new products or otherwise; foreign currency exchange rates; warranty and customer support expenses; changes in its end-users' financial condition and budgetary processes; changes in the Company's sales, marketing and distribution channels including the extent to which the Company is able to establish a direct sales force; delays or deferrals of customer implementation; product life cycles; software bugs and other product quality problems; discounts; the cancellation of licenses during the warranty period or nonrenewal of maintenance agreements; customization and integration problems with the end-user's legacy system;
changes in the Company's strategy; changes in accounting pronouncements; potential acquisitions; changes in customer buying patterns as a result of Year 2000 concerns; the level of international expansion; and seasonal trends. A significant portion of the Company's revenues has been, and the Company believes will continue to be, derived from a limited number of orders, and the timing of such orders and their fulfillment have caused, and are expected to continue to cause, material fluctuations in the Company's operating results. Revenues are also difficult to forecast because the markets for the Company's products are rapidly evolving, and the sales cycle of the Company and of its APs and OEMs, from initial evaluation to purchase, is lengthy and varies substantially from end-user to end-user. To achieve its quarterly revenue objectives, the Company depends upon obtaining orders in any given quarter for shipment in that quarter. Product orders are typically shipped shortly after receipt; consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's revenues. Furthermore, the Company has often recognized most of its revenues in the last month, or even in the last weeks or days, of a quarter. Accordingly, a delay in shipment near the end of a particular quarter may cause revenues in a particular quarter to fall significantly below the Company's expectations and may materially adversely affect the Company's operating results for such quarter. Conversely, to the extent that significant revenues occur earlier than expected, operating results for subsequent quarters may fail to keep pace with results of previous quarters or even decline. The Company also has recorded generally lower sales in the first quarter than in the immediately preceding quarter, as a result of, among other factors, end-users' purchasing and budgeting practices and the Company's sales commission practices, and the Company expects this pattern to continue in future years. To the extent that future international operations constitute a higher percentage of total revenues, the Company anticipates that it may also experience relatively weaker demand in the third quarter as a result of reduced sales in Europe during the summer months. A significant portion of the Company's expenses are relatively fixed in the short term. Accordingly, if revenue levels fall below expectations, operating results are likely to be disproportionately and adversely affected. As a result of these and other factors, the Company believes that its quarterly operating results will vary in the future, and that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Furthermore, due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

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

     Product Concentration. Optika eMedia accounts for substantially all of its current and future software revenues with a proportionate decline in revenues from the Optika Filepower product. The Company's future financial performance will depend in general on the continued transition from imaging software to e-commerce, and in particular on the successful development, introduction and customer acceptance of new and enhanced versions of its existing software products such as Optika eMedia. There can be no assurance that such market will continue to grow or that the Company will be successful in developing and marketing these or any other products, or that any of these products will achieve widespread customer acceptance. If the e-commerce software market grows more slowly than the Company currently anticipates, the Company's business, results of operations, and financial condition would be materially and adversely affected.

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

     Intense Competition. The market for the Optika eMedia and Filepower products is intensely competitive and can be significantly affected by new product introductions and other market activities of industry participants. The Company's competitors offer a variety of products and services to address the emerging market for e-commerce solutions. The Company's principal direct competitors for its products include FileNet Corporation, International Business Machines Corporation and Eastman Kodak Company. The Company also competes with industry-specific application vendors. Numerous other software vendors also compete in each product area. Potential competitors include providers of document management software, providers of document archiving products, and RDBMS ("Relational Database Management Systems") vendors. In addition, the Company may face competition from other established and emerging companies in new market segments created by the release of Optika eMedia.

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

     Management Changes; No Assurance of Successful Expansion of Operations. Most of the Company's senior management team has joined the Company within the last five years. There can be no assurance that these individuals will be able to achieve and manage growth, if any, or build an infrastructure necessary to operate the Company. The Company's ability to compete effectively and to manage any future growth will require that the Company continue to assimilate new personnel and to expand, train and manage its work force. The Company intends to continue to increase the scale of its operations significantly to support anticipated increases in revenues, and to address critical infrastructure and other requirements. These increases have included and will include the leasing of new space, the opening of additional foreign offices, potential acquisitions, increases in research and development to support product development, and the hiring of additional personnel in sales and marketing. The increased scale of operations has resulted in significantly higher operating expenses, which are expected to continue to increase significantly in the future. If the Company's revenues do not correspondingly increase, the Company's results of operations would be materially and adversely affected. Expansion of the Company's operations may impose a significant strain on the Company's management, financial and other resources. In this regard, any significant revenue growth will be dependent in significant part upon the Company's expansion of its marketing, sales and AP support capabilities. This expansion will continue to require significant expenditures to build the necessary infrastructure. There can be no assurance that the Company's efforts to expand its marketing, sales and customer support efforts will be successful or will result in additional revenues or profitability in any future period.

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

     Control by Existing Stockholders; Effects of Certain Anti-Takeover Provisions. Members of the Board of Directors, and the executive officers of the Company, together with members of their families and entities that may be deemed affiliates of, or related to, such persons or entities, beneficially own, as of November 8, 1999, approximately 29.3% of the outstanding shares of Common Stock of the Company. Accordingly, these stockholders could, if acting in concert, be able to substantially influence the election of all members of the Company's Board of Directors and determine the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. Certain provisions of the Company's Certificate of Incorporation, equity incentive plans, Bylaws, and Delaware law may also discourage certain transactions involving a change in control of the Company. This level of ownership by such persons and entities, when combined with the Company's classified Board of Directors and the ability of the Board of Directors to issue "blank check" preferred stock without further stockholder approval, may have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of Common Stock.

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

        None.

Item 5 - Other Information.

        None.

Item 6 - Exhibits and Reports on Form 8-K.
(a)     Exhibits

        10.19 Loan Modification Agreement dated as of October 15, 1999, by and between the registrant and Silicon Valley Bank.
        27     Financial  Data Schedule for the nine months ended  September 30,
               1999.

(b)     Reports on Form 8-K

               No reports on Form 8-K have been filed during the quarter ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            OPTIKA INC.
                                                           (Registrant)




          November 12, 1999                       /s/   Mark K. Ruport
          -----------------              --------------------------------------
               (Date)                                Mark K. Ruport
                                          President, Chief Executive Officer
                                              and Chairman of the Board



          November 12, 1999                       /s/ Steven M. Johnson
          -----------------              --------------------------------------
               (Date)                               Steven M. Johnson
                                         Chief Financial Officer, Vice President
                                          Finance and Administration, Secretary
                                              and Chief Accounting Officer