Form 10-K
period 1999-12-31
OPTIKA INC
filed 2000-03-30
CIK 1014920

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1999

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

    Indicate by check mark if  disclosure  of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 3, 2000 as reported on the Nasdaq National Market, was approximately $185,958,432. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 3, 2000, registrant had outstanding 7,743,864 shares of Common Stock and 731,851 shares of Preferred Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 10, 2000 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                 OPTIKA INC.
                       1999 ANNUAL REPORT ON FORM 10-K
                              TABLE OF CONTENTS

                                                                           PAGE
PART I
   Item 1.  Business..........................................................2
   Item 2.  Properties.......................................................14
   Item 3.  Legal Proceedings................................................14
   Item 4.  Submission of Matters to a Vote of Security Holders..............14

PART II
   Item 5.  Market for the Registrant's Common Equity and Related
             Stockholder Matters.............................................15
   Item 6.  Selected Financial Data..........................................16
   Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................17
   Item 7A. Quantitative and Qualitative Disclosures About
             Market Risk.....................................................22
   Item 8.  Financial Statements and Supplementary Data......................22
   Item 9.  Changes In and Disagreements with Accountants on
             Accounting and Financial Disclosure.............................22

PART III
   Item 10. Directors and Executive Officers of Registrant...................23
   Item 11. Executive Compensation...........................................23
   Item 12. Security Ownership of Certain Beneficial Owners and Management...23
   Item 13. Certain Relationships and Related Transactions...................23

PART IV
   Item 14. Exhibits, Financial Statement Schedules and Reports on
             Form 8-K........................................................24
            Signatures.......................................................42

                                    PART I

    This annual report of Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed under the caption "Business Risks" contained herein.

ITEM 1.  BUSINESS

INTRODUCTION

    Optika Inc. is a leading provider of business-to-business Internet solutions. By leveraging the technology of the Internet, our software bridges the gap between paper and e-business across the enterprise and throughout supply chains. In February 2000, we announced our strategy to create Trading Partner Resolution Networks, or TPRNs, which are interactive communities designed to help Optika's customers and their trading partners resolve business-to-business, or B2B, transaction issues over the Internet. Optika's products and solutions used to establish TPRNs, which we expect to launch commencing in the second quarter of 2000, are intended to allow companies and their trading partners to collaborate over the Internet in a way that reduces operating costs, builds trading partner loyalty, and improves customer and vendor service. Our products and solutions will integrate interactive resolution technologies with image/document management, enterprise report management, workflow, and leading XML, EDI and ERP technologies. We will enable customers to build TPRNs which will include our new products to be announced during the year 2000, as well as our current flagship product, Optika eMedia.

    In February 2000, we also announced our strategy to distribute our products through an Application Service Provider, or ASP. With this distribution strategy, we will offer a new co-managed ASP option for our application solutions, with NaviSite (Nasdaq: NAVI) providing all systems infrastructure and systems maintenance from their facilities across the U.S. Through the partnership with NaviSite, we will provide businesses with a unique approach to implementing and maintaining both internal and extranet-based applications. Our Optika eMedia product, as well as products to support TPRNs, will be offered through both this ASP option and a traditional software license model.

    First distributed in the third quarter of 1998, Optika eMedia is a 32-bit Internet-based software solution that enables organizations with high transaction volumes to efficiently and inexpensively manage the high-volume flow of paper and electronic data associated with running today's businesses.

INDUSTRY BACKGROUND

    We believe the migration of businesses to e-business is being driven by several trends. The first trend is the increasing importance of the Internet, which provides a widely used, inexpensive and established infrastructure for the relaying of communications and data to customers, suppliers and business partners. According to industry analyst firm META Group, the applications and business opportunities that fall under the broad, embryonic heading of e-business will fundamentally change the way many businesses and organizations operate.

    The second trend driving e-business is the increasing focus on integrating an organization's key business partners, such as vendors and customers, into its traditional business processes. An organization's set of business partners is normally referred to as its "value chain" or "supply chain." Although e-business was initially thought of as a revolutionary way to market, sell and purchase goods and services, the industry is now realizing the even greater potential of e-business in changing the way businesses manage their supply chain partners. The ubiquitous access and low costs associated with the Internet make it possible for businesses to leverage it as an infrastructure to develop more efficient methods of interacting with each other.

    A third trend, which has recently emerged as more and more businesses make e-business a central part of their business model, is that so-called "out-of-tolerance" transactions, continue to be resolved through traditional paper-intensive means, which increases costs and reduces efficiency. We believe that as businesses continue to automate their paper-intensive processes and as e-business assumes a central role in their business models, they will increasingly seek technology-based solutions transactions that leverage the Internet to solve transaction problems real-time and within the transaction process.

    E-business offers a way for businesses to eliminate paper at its source, making it particularly important for customers in paper-intensive industry sectors such as financial services, insurance and retail. However, the high volumes of paper associated with business transactions will not be replaced easily or immediately. The transition from paper-based transactions to electronic transactions over the Internet will likely be gradual and sometimes difficult, varying greatly from company to company. For this reason we believe that companies will need to maintain dual systems to handle both paper and electronic transactions over the next few years.

OPTIKA TRADING PARTNER RESOLUTION NETWORKS

    We believe that TPRNs address a significant organizational obstacle to B2B e-business, resolving transaction problems real-time using the Internet. We expect to begin launching products and related services to establish and support TPRNs throughout 2000, commencing in the second quarter.

    TPRNs, which are interactive communities designed to help Optika's customers and their trading partners resolve B2B transaction processing issues over the Internet, are intended to allow companies and their trading partners to collaborate over the Internet in a way that reduces operating costs, builds trading partner loyalty, and improves customer and vendor service. Our products and solutions will integrate interactive resolution technologies with image/document management, enterprise report management, workflow, and leading XML, EDI and ERP technologies.

OPTIKA EMEDIA

    Optika eMedia is a 32-bit Internet-based software suite that manages the full range of documents supporting business transactions within an organization, across the Internet and throughout the supply chain. These products provide businesses with an Internet-based electronic infrastructure for conducting business with its suppliers and customers. The Optika software solution supplies on-demand access to the entire context of business-to-business relationships, including the ability to find and view all electronic data (such as electronic data interchange or "EDI" and XML-based electronic forms), documents, images and electronic communications and negotiations associated with a business transaction. With Optika eMedia, a company can manage all of its interactions within its supply chain in an efficient and context-rich manner.

    With Optika's component-based architecture, end-user solutions are constructed from a set of modular components. Because Optika eMedia is designed to work with industry-standard technologies and platforms, such as Windows NT and Internet browsers, we believe that Optika eMedia lowers the cost for businesses to implement information management solutions and enables businesses to achieve the highest possible return on investment by extending the benefits of technology to their partners. Optika eMedia uses standard TCP/IP protocols to deliver a fully functional 32-bit product accessible to any Internet user.

FILEPOWER SUITE

    Prior to the introduction of Optika eMedia, we developed a fully integrated 16-bit client/server imaging software suite called FilePower, which provided the following components: server software with core imaging functions; COLD; automated workflow transaction processing; and associated development tools. We plan to cease new sales of the FilePower suite in the first quarter of 2000.

SALES & MARKETING

Sales

    We employ a blended sales model, consisting of a worldwide network of Advantage Partners, or APs, and Original Equipment Manufacturers, or OEMs, in addition to a direct sales force that covers North American territories and territories in South America and Europe. We also use a Solution Services team of system architects and program managers to support our account executives and APs in enterprise system design, planning, implementation, and rollout. License revenues from APs and OEMs accounted for 71% and 3%, respectively, of our license revenues for the year ended December 31, 1999.

Advantage Partner

    APs are value added resellers responsible for identifying potential end-users, selling our products to the end-users as part of a complete hardware and software solution, customizing and integrating our products at the end-users sites, and providing support and maintenance to the end-users following the sale. Our APs currently include large organizations selling a wide variety of products, smaller organizations focused on imaging, application-oriented organizations and geographically-focused organizations. We establish relationships with APs through written agreements. These agreements establish a price at which the AP is eligible to purchase our software for resale to end-users, the maintenance fee revenues which must be remitted back to us, and other material terms and conditions. Such agreements generally do not grant exclusivity to APs, do not prevent APs from carrying competing product lines and do not require APs to sell any particular dollar amount of our software. However, contracts may be terminated at our election if specified sales targets are not attained. Actual sales contracts are between the APs and the end-users, although we directly license our software to end-users through their acceptance of a standard shrink-wrapped license agreement. We support our APs through dedicated personnel at our headquarters in Colorado Springs and a network of field offices. Services range from joint marketing efforts to assistance with pricing and proposals to technical product support.

    Our strategy is to target our marketing activities toward our most productive APs, and to recruit additional APs in key geographical and vertical markets. Our AP program is a crucial element of this strategy. The Eye on Partnership program is designed to promote long-term relationships with our APs by awarding bronze, silver, gold and platinum status to APs, based on their sales, training and customer service achievements. This program includes extended support and free training, as well as marketing assistance with seminars, programs and co-op marketing funds.

OEMs

    We have established relationships with certain OEMs who resell our software under their names to their end-user customers as part of their own imaging software solution. Unlike our AP relationships, the OEMs actively compete with our APs and us. Optika's OEM agreements establish a price at which the OEM is eligible to purchase our software for resale to the OEM's customers, and the maintenance fees received by the OEM to be remitted back to Optika. OEMs generally have a higher sales volume and require considerably less post-sale support than our APs. Our strategy is to continue to recruit OEMs in key vertical markets such as healthcare, transportation and financial services.

Solution Services

    Our Solution Services team focuses on developing relationships with large corporate end-users. The Solution Services team initiates contact directly with the end-user, but often works with our APs to provide installation and integration services at the end-user's site and provides end-user support and maintenance following sales.

International Sales

    For the years ended December 31, 1998 and 1999, we generated approximately 24% and 17%, respectively, of our total revenues from international sales. The decrease in international sales between 1998 and 1999 is due to the closure of several Asian offices in late 1998. We currently maintain offices in London and Munich to support our European APs and an office in Brazil to support our Latin American APs. We are actively seeking to expand and strengthen our network of foreign APs.

Marketing

    We integrate our marketing program so it supports our sales strategy. Marketing efforts are organized into marketing communications, product marketing, strategic alliances, marketing programs, channel marketing and Internet marketing. We support these efforts by issuing frequent announcements to the press, advertising in industry periodicals and magazines, communicating with key industry analysts, participating in tradeshows, telemarketing and direct mailing to prospective customers and developing and maintaining Internet services. We also participate with channel partners in joint marketing efforts. The targeted audience is Fortune 1000 and Global 2000 companies in the retail, financial services (mortgage lending and banking) and insurance sectors.

Customers

    We have already established, as of December 31, 1999, a base of over 200 Optika eMedia customers through our blended sales model of APs and direct sales force. Set forth below is a partial list of end-users that have generated revenues for us by purchasing Optika eMedia:


     ARVEST Bank Group                Kuwait Stock Exchange
     AT&T Cable Services              Lawrence Livermore National Lab
     Australian Passport Office       Merrill Lynch
     Automatic Data Processing        Mitsubishi Corporation
     Bell Atlantic Mobile             National Bank Commerce
     BMC West                         Pepperdine University
     Boston Edison                    Proctor & Gamble
     Burlington Insurance Group       Promea Ausgleichakasse
     Caterpillar, Inc.                Pulte Mortgage Corporation
     Ceridian Tax Service             ReliaStar
     Clear Channel Communications     Southwest Airlines
     Coca-Cola Bottling Company       The Home Depot
     CompuNet Clinical Laboratories   Thomson Newspapers
     Focus on the Family              Turner Broadcasting Systems
     Food Lion, Inc.                  University of Colorado
     Greenlee Textron                 Veterans Administration-Philadelphia
     Hyatt Regency                    Warner-Lambert Company
     J.D. Edwards                     Washington State University
     J.R. Simplot


As of December 31, 1999, we have licensed our Filepower products to approximately 1,450 end-users worldwide that are currently on maintenance with us. No AP, OEM or end-user accounted for more than 10% of our total revenues for the year ended December 31, 1999.

SERVICE & SUPPORT

    We believe that a high level of customer service and support is critical to our performance. We provide technical support, maintenance, training and consulting to our APs, who are in turn primarily responsible for providing technical support services directly to end-users. We also provide such support directly to our end-users on an as-needed basis. These services are designed to increase end-user satisfaction, provide feedback to us as to end-users' demands and requirements, and generate recurring revenue. We plan to continue to expand our services and support programs as the depth and breadth of our products increases.

AP Support

    We maintain pre-sales technical support personnel who work directly with the APs to provide technical responses to sales inquiries. We offer educational and training programs, as well as customized consulting services, to our APs. Fees for training and consulting services are generally charged on a per diem basis. We also provide product information bulletins on an ongoing basis, including bulletins posted on our Internet site and through periodic informational updates about the products installed. These bulletins generally answer frequently asked questions and provide information about new product features.

Technical Support & Software Maintenance

    In conjunction with our APs, we offer end-users a software maintenance program. The maintenance program includes software updates provided by us to the end-user, and technical support provided by the AP. Telephone consultation services are provided by us to the AP to respond to end-user technical questions that the AP is unable to answer. Internet support services are also available that provide access to important technical support information, streamline the process of interacting with the support organization and provide access to the technical support knowledge base. An AP typically charges the end-user a fee for maintenance and support of the entire system, including software and hardware. In turn we charge the AP a fee of between 8% and 12% on an annual basis of the then-current list prices of the licensed software.

Warranty

    We generally include a 90-day limited warranty with the software license. During the warranty period, the end-user is entitled to corrections for documented program errors.

RESEARCH & DEVELOPMENT

    We have committed, and expect to continue to commit, substantial resources to research and development. Our research and development organization is organized along the product team concept. Each product team has an engineering team leader, a product manager, development engineers and quality assurance engineers. The team is entirely responsible for the design, implementation and quality of our products. Product development efforts are directed at increasing product functionality, improving product performance, and expanding the capabilities of the products to interoperate with third-party software and hardware. In particular, we devote substantial development resources to develop additional functionality for our products, and the capability to support additional platforms, databases, graphical user interfaces, toolsets and emerging technologies. We believe that the modular architecture of Optika eMedia will provide the foundation for future enhancements to our TPRN products and solutions.

    As of December 31, 1999, our research and development organization consisted of 53 full-time employees in Colorado Springs, Colorado. During 1999, research and development expenses were $5.6 million. As of December 31, 1999, we had expensed all of our software development costs as incurred.

COMPETITION

    The market for Optika's eMedia product is intensely competitive and can be significantly affected by new product introductions and other market activities of industry participants. We believe that the principal competitive factors affecting our market include product features such as adaptability, scalability, ability to integrate with third-party products, functionality, ease of use, product reputation, quality, performance, price, customer service and support, effectiveness of sales and marketing efforts, and company reputation. Although we believe that we currently compete favorably with respect to such factors, we cannot assure you that we can maintain our competitive position against current and potential competitors. Our principal direct competitors for our eMedia and Filepower products include FileNet Corporation, International Business Machines Corporation, and Eastman Software. We also compete with industry-specific application vendors. Numerous other software vendors also compete in each product area. Potential competitors include, without limitation, providers of document management software products, providers of document archiving products, and Relational Database Management System, or RDBMS, vendors. In addition, we may face competition from other established and emerging companies in new market segments, such as e-business, resulting from the introduction of Optika eMedia.

    We anticipate that the market for TPRNs will also be highly competitive. As we enter and develop this market, we expect to face a variety of new competitors who will enter this new and evolving market. We may experience competition from our principal direct competitors of the Optika eMedia product and other established or emerging companies in this new market.

    Many of our current and potential competitors have longer operating histories, greater resources and name recognition, and a larger installed base of customers than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than we can. We also face indirect competition from value added resellers, OEMs, distributors and system integrators. We rely on a number of these resellers for implementation and other customer support services, as well as recommendations of our products during the evaluation stage of the purchase process. Although we seek to maintain close relationships with these resellers, many of these third parties have similar, and often more established, relationships with our principal competitors.

PROPRIETARY RIGHTS

    We rely upon a combination of trade secret, copyright and trademark laws, software licenses and nondisclosure agreements, to establish and protect its proprietary rights in its products. We enter into confidentiality and/or license agreements with all of our employees and distributors, as well as with our customers and potential customers seeking proprietary information, and limit access to and distribution of, our software, documentation and other proprietary information. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of our products or to obtain and use information that we regard as proprietary. We have certain registered and other trademarks. We believe that our products, trademarks and other proprietary rights do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

EMPLOYEES

    At December 31, 1999, we had 180 full-time employees in 21 cities. Of these employees, 53 were involved in research and development, 80 in sales and marketing, 30 in technical support and training, and 17 in administration and finance. No employees are covered by any collective bargaining agreements. We believe that our relationship with our employees is good.

EXECUTIVE OFFICERS

    Optika's executive officers and key employees, and their ages as of February 15, 2000 are:

      Name                      Age                     Position
      ---------------------     ---         -----------------------------------
      Mark K. Ruport.......      47         President, Chief Executive Officer
                                            & Chairman of the Board of Directors
      Steven M. Johnson....      38         Vice President-Finance &
                                            Administration, Chief Financial
                                            Officer & Secretary
      Marc R. Fey..........      44         Senior  Vice  President-Engineering
                                            & Customer Support Services
      Jeanne C. Logozzo....      36         Vice President-Marketing
      Thomas M. Rafferty...      54         Vice President-Research and
                                            Development
      James M. Hale........      46         Vice President-North American
                                            Operations

    Mark K. Ruport has been our President and Chief Executive Officer and a Director since February 1995. He has served as Chairman of the Board of Directors since May 1996. From June 1990 to July 1994, Mr. Ruport was President and Chief Operating Officer, and most recently Chief Executive Officer, of Interleaf, Inc., a publicly held software and services company that develops and markets document management, distribution and related software. From July 1994 to February 1995, Mr. Ruport pursued personal interests. From 1989 to 1990, Mr. Ruport was Senior Vice President of Worldwide Sales of Informix Software, where he was responsible for direct and indirect sales and OEMs. From 1985 to 1989, Mr. Ruport was Vice President of North American Operations for Cullinet Software, where he oversaw North American sales, customer support and systems integration.

    Steven M. Johnson has served as our Vice President-Finance and Administration and Chief Financial Officer since September 1992, and as our Secretary since May 1996. He also served as our interim Chief Executive Officer from October 1994 to February 1995 and as interim Vice President of North American Channel Sales from July 1998 through December 1998. Prior to joining us, from February 1988 to September 1992, Mr. Johnson was Vice President-Finance, and Chief Financial Officer, of Insurance Auto Auctions, Inc., a publicly held company.

    Marc R. Fey has served as our Senior Vice President-Engineering and Customer Support Services since February 1996. Mr. Fey previously held the position of Vice President-Development from July 1994 to February 1996. Prior to joining us, from September 1991 to June 1994, Mr. Fey was President of The Fey Company, which provided consulting services for software companies and venture investors on technology, acquisitions, strategic planning and general operations. Mr. Fey co-founded XA Systems Corporation, where from 1982 to 1991 he served in various capacities, including President, Chairman and Chief Technology Officer. Prior to 1982, Mr. Fey was a manager with Andersen Consulting.

    Jeanne C. Logozzo has served as our Vice President-Marketing since October 1997. Prior to joining us, Ms. Logozzo served as an independent consultant from May 1997 to October 1997. Ms. Logozzo was Senior Director of Marketing at Open Text Corporation from May 1996 to May 1997, where she was responsible for marketing that company's intranet collaborative product suite. From June 1994 to May 1996, Ms. Logozzo was Manager of Strategic Marketing for Ciros, a subsidiary of R.R. Donnelley & Sons. Ms. Logozzo held various marketing positions at Interleaf Corporation from 1986 to 1994.

    Thomas M. Rafferty has served as our Vice President-Research and Development since March 1999. Prior to joining us, Mr. Rafferty was Vice President of Engineering at Regenisys Corporation from August 1997 to March 1999, a Phoenix software company specializing in rules-finding products. From August 1994 to July 1997 Mr. Rafferty was Vice President of Engineering for Data Research Associates, a leading vendor of library automation software. From October 1991 to July 1994 Mr. Rafferty was a founder of Integrated Technologies, Inc. in Denver; a software company that built a framework development architecture based on object-oriented technology providing for rapid integration of new technologies and applications. Mr. Rafferty spent the early part of his career in various engineering management positions at Eastman Kodak from 1968 to 1978, McDonnell Douglas from 1978 to 1987 and Prime from 1987 to 1991.

    James M. Hale has served as our Vice President-North American Operations since July 1999. Prior to joining us, Mr. Hale was a regional vice president at Vantive Corporation from August 1997 to July 1999. From September 1995 to July 1997, Mr. Hale served as both business development manager and regional sales manager at Oracle Corporation. From May 1994 to August 1995, Mr. Hale was director of sales and marketing at Ernst & Young LLP. From April 1992 to April 1994 Mr. Hale was vice president of sales at Reply Corporation. From August 1990 to March 1992 Mr. Hale was director of sales at ComputerLand Corporation and from 1976 to 1990, he held a variety of sales and sales management positions at IBM Corporation.

BUSINESS RISKS

    In evaluating our business, you should carefully consider the business risks discussed in this section, in addition to the other information presented in this annual report on Form 10-K.

    OUR OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS AND MAY ADVERSELY AFFECT THE TRADING PRICES OF OUR COMMON STOCK. Our sales and other operating results have varied significantly in the past and will likely vary significantly in the future as a result of factors such as:

o   The size and timing of significant orders and their fulfillment

o Customer acceptance of Application Service Provider, or ASP, operations and our ability to successfully create and profitably operate an ASP operation, with which we have very limited prior experience

o Rate of rollout, demand and customer adoption of our product offerings, including, in particular, our products and solutions used to establish TPRNs

o Ability of third party products embedded or to be embedded in our products and our ability to negotiate license agreements with such third parties on favorable terms

o   Changes in pricing policies by us or our competitors

o The number, timing and significance of product enhancements and new product announcements by us and our competitors

o   Changes in the level of our operating expenses

o   Warranty and customer support expenses

o   Changes in our end-users' financial condition and budgetary processes

o Changes in our sales, marketing and distribution channels including the extent to which we are able to establish a direct sales force

o   Product life cycles

o   Software bugs and other product quality problems

o The cancellation of licenses during the warranty period or nonrenewal of maintenance agreements

o   Customization and integration problems with the end-user's legacy system

o   Changes in our business strategy

o   Changes in accounting pronouncements

o   The level of international expansion and foreign currency exchange rates

o   Seasonal trends

    A significant portion of our revenues have been, and we believe will continue to be, derived from a limited number of orders, and the timing of such orders and their fulfillment have caused, and are expected to continue to cause, material fluctuations in our operating results. Revenues are also difficult to forecast because the markets for our products are rapidly evolving, and our sales cycle and the sales cycle of our APs and OEMs, from initial evaluation to purchase, is lengthy and varies substantially from end-user to end-user. To achieve our quarterly revenue objectives, we depend upon obtaining orders in any given quarter for shipment in that quarter. Product orders are typically shipped shortly after receipt; consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's revenues. Furthermore, we have often recognized most of our revenues in the last month, or even in the last weeks or days, of a quarter. Accordingly, a delay in shipment near the end of a particular quarter may cause revenues in a particular quarter to fall significantly below our expectations and may materially adversely affect our operating results for such quarter. Conversely, to the extent that significant revenues occur earlier than expected, operating results for subsequent quarters may fail to keep pace with results of previous quarters or even decline. We also have recorded generally lower sales in the first quarter than in the immediately preceding fourth quarter, as a result of, among other factors, end-users' purchasing and budgeting practices and our sales commission practices. To the extent that future international operations constitute a higher percentage of total revenues, we anticipate that we may also experience relatively weaker demand in the third quarter as a result of reduced sales in Europe during the summer months. Significant portions of our expenses are relatively fixed in the short term.
Accordingly, if revenue levels fall below expectations, operating results are likely to be disproportionately and adversely affected. As a result of these and other factors, we believe that our quarterly operating results will vary in the future, and that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Furthermore, due to all of the foregoing factors, it is likely that in some future quarter our operating results will be below the expectations of public market analysts and investors. In such event, the price of our Common Stock would likely decline and such decline could be significant.

    WE RECENTLY ANNOUNCED OUR INTENTION TO DISTRIBUTE OUR PRODUCTS VIA AN ASP DELIVERY MODEL. OUR BUSINESS WILL SUFFER IF WE FAIL TO SUCCESSFULLY ADAPT OUR PRODUCT OFFERINGS TO THE ASP DELIVERY MODEL. In February 2000, we announced our intentions to distribute our product through an ASP delivery model, as well as our traditional distribution channels. We have limited experience in developing, selling and delivering products for an ASP delivery model. Further, we cannot assure you that customers will accept the ASP model of distribution. Our inability, for technological or other reasons, to architect and to configure, in a timely manner, the products that allows their profitable use in an ASP model or customers failure to accept the ASP delivery model, would have a material adverse effect on our business and results of operations.

    THE SUCCESS OF OUR BUSINESS DEPENDS UPON OUR ABILITY TO HIRE, RETAIN AND INTEGRATE HIGHLY SKILLED PERSONNEL. Most of our senior management team has joined us within the last five years. We cannot assure you that these individuals will be able to achieve and manage growth, if any, or build an infrastructure necessary for us to operate. Our ability to compete effectively and to manage any future growth will require that we continue to assimilate new personnel and to expand, train and manage its work force. Our future performance depends to a significant degree upon the continuing contributions of our key management, sales, marketing, customer support, and product development personnel. We have at times experienced, and continue to experience, difficulty in recruiting qualified personnel, particularly in sales, software development and customer support. We believe that there may be only a limited number of persons with the requisite skills to serve in those positions, and that it may become increasingly difficult to hire such persons. Competitors and others have in the past, and may in the future, attempt to recruit our employees. We have from time to time experienced turnover of key management, sales and technical personnel. The loss of key management, sales or technical personnel, or the failure to attract and retain key personnel, could have a material adverse effect on our business, results of operations, and financial condition.

    WE RELY SIGNIFICANTLY UPON APS AND OEMS FOR SALES, INSTALLATION AND SUPPORT OF OUR PRODUCTS AND ANY DISCONTINUATION OR DISRUPTION OF OUR RELATIONSHIPS WITH APS AND OEMS OR COMPETITION FROM THEM COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION. Our future results of operations will depend on the success of our marketing and distribution strategy, which has relied, to a significant degree, upon APs and OEMs to sell and install our software, and provide post-sales support. These relationships are usually established through formal agreements that generally do not grant exclusivity, do not prevent the distributor from carrying competing product lines and do not require the distributor to purchase any minimum dollar amount of our software. We cannot assure you that any APs will continue to represent Optika or sell our products. Furthermore, we cannot assure you that other APs, some of which have significantly greater financial marketing and other resources than us, will not develop or market software products that compete with our products or will not otherwise discontinue their relationship with, or support of, the Company. Some of our APs are small companies that have limited financial and other resources that could impair their ability to pay us. We cannot assure you that our strategy will be successful and our strategy may adversely impact sales through our APs and OEMs. Our OEMs occasionally compete with our APs and us. Selling through indirect channels may also hinder our ability to forecast sales accurately, evaluate customer satisfaction, provide quality service and support or recognize emerging customer requirements.

    WE RECENTLY ALTERED OUR SALES STRATEGY AND CANNOT ASSURE YOU THAT THE NEW SALES STRATEGY WILL BE SUCCESSFUL. During 1998, we altered our sales strategy with the introduction of a direct sales team. Although we recruited a direct sales staff, we had limited experience in marketing and selling our products on a direct sales basis. Consequently, we cannot assure you that we will be successful in achieving a significant level of direct sales on a timely basis, or at all. Our strategy of marketing our products directly and indirectly (through APs and OEMs) may result in distribution channel conflicts. To the extent that Optika, APs and OEMs target the same customers, they may come into conflict with each other. We cannot assure you that channel conflict will not materially and adversely affect our relationship with existing APs and OEMs, or adversely affect our ability to attract new APs and OEMs. Our loss of a number of our more significant APs or OEMs, our inability to obtain qualified new APs or OEMs, or to obtain access to the channels of distribution offering software products to our targeted markets, or the failure of APs or OEMs to pay us for our software, could have a material adverse effect on our business and results of operations.

    OUR BUSINESS WILL SUFFER IF WE FAIL TO DEVELOP AND SUCCESSFULLY INTRODUCE NEW AND ENHANCED PRODUCTS TO MEET THE CHANGING NEEDS OF OUR CUSTOMERS. The markets for our products are characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements, and emerging industry standards. Our future performance will depend in significant part upon our ability to respond effectively to these developments. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete, unmarketable or noncompetitive. We are unable to predict the future impact of such technology changes on our products. Moreover, the life cycles of our products are difficult to estimate. Our future performance will depend in significant part upon our ability to enhance current products, and to develop and introduce new products and enhancements that respond to evolving customer requirements. We have in the recent past experienced delays in the development and commencement of commercial shipments of new products and enhancements, resulting in customer frustration and delay or loss of revenues. Our inability, for technological or other reasons, to develop and introduce new products or enhancements in a timely manner in response to changing customer requirements, technological change or emerging industry standards, or maintain compatibility with heterogeneous computing environments, would have a material adverse effect on our business and results of operations.

    WE RELY ON THIRD PARTY LICENSES OF SOFTWARE WE INCORPORATE INTO OUR PRODUCTS. The unavailability of such licenses would adversely affect our business and results of operations. We license software from third parties, which is incorporated into our products. These licenses expire from time to time. We cannot assure you that these third-party software licenses will continue to be available to us on commercially reasonable terms. The loss of, or inability to maintain, any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated, which in turn could materially and adversely affect our business, results of operations, and financial condition. In addition, we generally do not have access to source code for the software supplied by these third parties. Certain of these third parties are small companies that do not have extensive financial and technical resources. If any of these relationships were terminated or if any of these third parties were to cease doing business, we may be forced to expend significant time and development resources to replace the licensed software. Such an event would have a material adverse effect upon our business and results of operations.

    WE HAVE LIMITED PRODUCT OFFERINGS AND OUR BUSINESS WILL SUFFER IF DEMAND FOR OUR PRODUCTS DECLINES OR FAILS TO DEVELOP AS WE EXPECT. Optika eMedia accounts for substantially all of our current license revenue. Our future financial performance will depend in general on the continued transition from imaging software to e-business, and in particular on the successful development, introduction and customer acceptance of new and enhanced versions of our existing software product offerings, particularly our recently announced TPRN products. We cannot assure you that such markets, primarily the market for our TPRN products, will grow or continue to grow or that we will be successful in developing and marketing these or any other products, or that any of these products will achieve widespread customer acceptance. If the e-business software market grows more slowly than we currently anticipate, our business, results of operations, and financial condition would be materially and adversely affected. In addition, when TPRN products constitute a greater share of our revenues, we will become increasingly subject to many of the risks faced by companies that are dependent on the growth of the Internet. These risks include, but are not limited to, the possibility that the Internet will fail to achieve broad acceptance as a B2B commerce medium, a relatively new and unproven business model, our ability to anticipate and adapt to a rapidly developing market, and that many well-financed Internet companies may seek to enter our market niche. The rollout of the TPRN products will require us to become proficient in areas such as becoming an application service provider, which are unfamiliar to us. We cannot assure you that we will be successful in launching our TPRN products, or that we will not encounter unexpected delays or costs in such rollout, and any such failures could have a material adverse effect on our business and results or operations.

    DELAYS IN THE LENGTHY AND COMPLEX SALES AND IMPLEMENTATION CYCLES OF OUR CUSTOMERS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND OUR BUSINESS. The license of our software products is typically an executive-level decision by prospective end-users, and generally requires us and our APs and OEMs to engage in a lengthy and complex sales cycle (typically between six and twelve months from the initial contact date). In addition, the implementation by customers of our products may involve a significant commitment of resources by such customers over an extended period of time. For these and other reasons, the sales and customer implementation cycles are subject to a number of significant delays over which we have little or no control. Our future performance also depends upon the capital expenditure budgets of our customers and the demand by such customers for our products. Certain industries, to which we sell our products, such as the financial services industry, are highly cyclical. Our operations may in the future be subject to substantial period-to-period fluctuations as a consequence of such industry patterns, domestic and foreign economic and other conditions, and other factors affecting capital spending. We cannot assure you that such factors will not have a material adverse effect on our business and results of operations.

    INTENSE COMPETITION FOR OUR PRODUCT OFFERINGS CAN HAVE AN ADVERSE AFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION. The market for our product offerings is intensely competitive and can be significantly affected by new product introductions and other market activities of industry participants. We anticipate that the TPRN market for will also be highly competitive and subject to competitive forces that do not currently exist. Our competitors offer a variety of products and services to address the emerging market for e-business solutions. Because our products are designed to operate in non-proprietary computing environments and because of low barriers to entry in the e-business market, we expect additional competition from established and emerging companies, as the market for e-business continues to evolve. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties, to increase the ability of their products to address the needs of our prospective customers. In addition, several competitors have recently made, or attempted to make, acquisitions to enter the market or increase their market presence. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on our business and results of operations. We cannot assure you that we will be able to compete successfully against current or future competitors.

    OUR COMPETITORS HAVE SIGNIFICANTLY GREATER RESOURCES THAN WE DO. WE MAY NOT HAVE THE RESOURCES NECESSARY TO SUCCESSFULLY COMPETE IN OUR MARKET. Many of our current and potential competitors are substantially larger than we are, have significantly greater financial, technical and marketing resources and have established more extensive channels of distribution. As a result, such competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide added functionality and other features. Successful new product introductions or enhancements by our competitors could cause a significant decline in sales or loss of market acceptance of our products and services, result in continued intense price competition, or make our products and services or technologies obsolete or noncompetitive. To be competitive, we will be required to continue to invest significant resources in research and development, and in sales and marketing. We cannot assure you that we will have sufficient resources to make such investments or that we will be able to make the technological advances necessary to be competitive.

    EXPANSION OF OUR OPERATIONS HAS RESULTED AND WILL CONTINUE TO RESULT IN SIGNIFICANT EXPENDITURES AND STRAINS ON OUR RESOURCES, WHICH MAY ADVERSELY AFFECT OUR RESULTS. We have increased and intend to continue to increase the scale of our operations, which creates significant expenditures. The increased scale of operations has resulted and will result in significantly higher operating expenses, which are expected to continue to increase significantly in the future. If our revenues do not correspondingly increase, our results of operations would be materially and adversely affected. Expansion of our operations may impose a significant strain on our management, financial and other resources. In this regard, any significant revenue growth will depend in significant part upon expansion of our marketing, sales and AP support capabilities. This expansion will continue to require significant expenditures to build the necessary infrastructure.
We cannot assure you that our efforts to expand our marketing, sales and customer support will be successful or will result in additional revenues or profitability in any future period.

    WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY AND WE MAY BE EXPOSED TO INFRINGEMENT CLAIMS BY THIRD PARTIES. Our performance depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. We rely on a combination of copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, which are measures that afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products, or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. We cannot assure you that our means of protecting our proprietary rights in the United States or abroad will be adequate, or that competitors will not independently develop similar technologies. We cannot assure you that third parties will not claim infringement by our products of their intellectual property rights. We expect that software product developers will increasingly be subject to infringement claims if the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, and regardless of the outcome of any litigation, will be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. A successful claim of infringement against our products and failure or inability to license the infringed or similar technology may adversely affect our business and results of operations.

    WE RELY UPON AND INTEND TO INCREASE OUR INTERNATIONAL SALES ACTIVITIES, WHICH SUBJECTS US TO ADDITIONAL BUSINESS RISKS. Sales outside the United States accounted for approximately 23%, 24% and 17% of our revenues in 1997, 1998 and 1999, respectively. We intend to expand our international operations, third-party distributor relationships and hiring of additional sales representatives, each of which involves a significant investment of time and resources. We cannot assure you that we will be successful in expanding our international operations. In addition, we have only limited experience in developing localized versions of our products and cannot assure you that we will be able to successfully localize, market, sell and deliver our products internationally. Our inability to successfully expand our international operations in a timely manner, or at all, could materially and adversely affect our business and results of operations. Our international revenues may be denominated in foreign or the U.S. dollar currency. We do not currently engage in foreign currency hedging transactions; as a result, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies, could make our software less price-competitive, and could have a material adverse effect upon our business, results of operations, and financial condition.

    OUR PRODUCTS ARE COMPLEX AND MAY CONTAIN DEFECTS THAT WOULD LEAD TO INCREASED COSTS, REDUCTION OF NET REVENUES AND DAMAGE TO OUR REPUTATION. Our license agreements typically contain provisions designed to limit our exposure to potential product liability claims. These limitations of liability provisions may not be effective under the laws of certain jurisdictions. The sale and support of our products may entail the risk of such claims, and we cannot assure you that we will not be subject to such claims in the future. A successful product liability claim against us could have a material adverse effect upon our business and results of operations. Software products such as those we offer frequently contain errors or failures, especially when first introduced or when new versions are released. We have in the past released products that contained defects, and have discovered software errors in certain of our new products and enhancements after introduction. We could in the future lose or delay recognition of revenues as a result of software errors or defects, the failure of our products to meet customer specifications or otherwise. Our products are typically intended for use in applications that may be critical to a customer's business. As a result, we expect that our customers and potential customers have a greater sensitivity to product defects than the market for general software products. We cannot assure you that, despite our testing and testing by current and potential customers, errors or defects will not be found in new products or releases after commencement of commercial shipments, or that our products will meet customer specifications, resulting in loss or deferral of revenues, diversion of resources, damage to our reputation, or increased service and warranty and other costs, any of which could have a material adverse effect upon our business and operating results.

     THE PRICE OF OUR COMMON STOCK HAS BEEN AND IS LIKELY TO CONTINUE TO BE HIGHLY VOLATILE. The market price of our shares of Common Stock is likely to be highly volatile and may be significantly affected by factors such as:

o   Actual or anticipated fluctuations in our operating results

o   Announcements of technological innovations

o   New products or new contracts by us or our competitors

o   Sales of Common Stock by management

o   Sales of significant amounts of Common Stock into the market

o   Developments with respect to proprietary rights

o   Conditions and trends in the software and other technology industries

o   Adoption of new accounting standards affecting the software industry

o   Changes in financial estimates by securities analysts and others

o   General market conditions

o   Other factors that may be unrelated to us or our performance

In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of technology companies. These broad market fluctuations may adversely affect the market price of our Common Stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against such company. We cannot assure you that such litigation will not be brought against us in the future. Such litigation, regardless of its outcome, would result in substantial costs and a diversion of management's attention and resources that could have a material adverse effect upon our business and results of operations.

    OUR EXISTING STOCKHOLDERS COULD TAKE ACTIONS THAT ARE NOT IN YOUR BEST INTEREST. Members of our Board of Directors and our executive officers, together with members of their families and entities that may be deemed affiliates of, or related to, such persons or entities, beneficially own, as of March 3, 2000, approximately 25% of the outstanding shares of our Common Stock. Accordingly, these stockholders could, if acting in concert, be able to substantially influence the election of all members of our Board of Directors and determine the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions.

    PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW WOULD PREVENT OR DELAY A CHANGE IN CONTROL OF OUR COMPANY AND MAY REDUCE THE MARKET PRICE OF OUR COMMON STOCK. Certain provisions of our Certificate of Incorporation, equity incentive plans, Bylaws, and Delaware law may discourage certain transactions involving a change in control of our company. Our classified Board of Directors and the ability of the Board of Directors to issue "blank check" preferred stock without further stockholder approval, may have the effect of delaying, deferring or preventing a change in our control and may also affect the market price of our stock.

    RISKS ASSOCIATED WITH RECENTLY COMPLETED FINANCING. On February 23, 2000 we completed the sale of $15,000,000 of Series A Convertible Preferred Stock and Warrants to an investor group consisting principally of Thomas Weisel Capital Partners and affiliated entities, or TWCP. The Preferred Stock can only be redeemed if, after one year, our stock trades above a specified price level for a period of time. Until then, it accrues a cumulative dividend of eight percent (8%) per annum. In connection with the financing, we were also required to make various representations and warranties to TWCP and are obligated to indemnify them in connection with any breach of such representations and warranties up to a maximum of $15 million for a period of one year, with certain exceptions and limitations. We also assumed an obligation to register the shares of our Common Stock underlying the Preferred Stock and the Warrants.

ITEM 2.     PROPERTIES

    Our principal administrative, sales and marketing, research and development and support facilities consist of approximately 39,000 square feet of office space in Colorado Springs, Colorado. We occupy these premises under a lease expiring March 2007. In support of our field sales and support organization, we also lease several facilities in the United States and an office in the United Kingdom, Germany, and Brazil.

ITEM 3.     LEGAL PROCEEDINGS

    We are currently not a party to any material litigation, and are currently not aware of any pending or threatened litigation that we believe would or is reasonably likely to have a material adverse effect upon our business, operating results, or financial condition.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                   PART II

ITEM 5.  MARKET FOR THE  REGISTRANT'S  COMMON  EQUITY AND RELATED  STOCKHOLDER
         MATTERS

    Our Common Stock is traded over-the-counter on the Nasdaq Stock Market's National Market under the symbol "OPTK." We commenced our initial public offering of Common Stock on July 25, 1996 at a price of $6 per share. Prior to such date, there was no public market for the Common Stock. The following table sets forth the high and low closing sale prices for the Common Stock for the periods indicated, as reported on the Nasdaq Stock Market's National Market.

                                                         HIGH        LOW
Quarter ended December 31, 1999.................       $ 16.50     $  3.75
Quarter ended September 30, 1999................       $  5.75     $  3.31
Quarter ended June 30, 1999.....................       $  6.50     $  3.13
Quarter ended March 31, 1999....................       $  6.00     $  3.38
Quarter ended December 31, 1998.................       $  3.88     $  2.00
Quarter ended September 30, 1998................       $  3.69     $  2.50
Quarter ended June 30, 1998.....................       $  3.88     $  2.44
Quarter ended March 31, 1998....................       $  4.25     $  2.81

    As of March 22, 2000 we estimate there were approximately 60 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or "street" name accounts through brokers.

    We have not paid any cash dividends on our capital stock since our inception, and do not expect to pay cash dividends on our Common Stock in the foreseeable future. Our bank line of credit currently prohibits the payment of cash dividends without the consent of the bank.

ITEM 6.     SELECTED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. The consolidated statement of operations data for each of the three years in the period ended December 31, 1999 and the consolidated balance sheet data at December 31, 1998 and 1999, are derived from the audited consolidated financial statements included in
Item 8. The consolidated statement of operations data for the two years ended December 31, 1996 and 1995, and the consolidated balance sheet data at December 31, 1995, 1996 and 1997, are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

                                              Year Ended December 31,
                                     ------------------------------------------

                                       1999    1998     1997    1996    1995
                                      -----------------------------------------
Consolidated Statement of              (in thousands, except per share amounts)
Operations Data:
Revenues:
  Licenses........................    $11,457 $11,128  $15,912 $13,406 $ 8,333
  Maintenance and other...........     10,308   7,419    5,751   3,297   2,135
                                      -----------------------------------------
    Total revenues................     21,765  18,547   21,663  16,703  10,468
Cost of revenues:
  Licenses........................        821     434      737     585     316
  Maintenance and other...........      3,947   3,274    2,845   1,930   1,823
                                      -----------------------------------------
    Total cost of revenues........      4,768   3,708    3,582   2,515   2,139
                                      -----------------------------------------
Gross profit......................     16,997  14,839   18,081  14,188   8,329
Operating expenses:
  Sales and marketing.............     10,963  12,972   10,666   7,332   3,732
  Research and development........      5,635   5,332    4,978   4,624   3,658
  General and administrative......      1,997   2,714    1,829   1,367   1,461
  Restructuring and other
   non-recurring charges (1)......         --     425      885      --      --
                                      -----------------------------------------
    Total operating expenses......     18,595  21,443   18,358  13,323   8,851
                                      -----------------------------------------
Income (loss) from operations.....     (1,598) (6,604)    (277)    865    (522)
Other (income) expense............       (300)   (218)    (442)   (229)    411
                                      -----------------------------------------
Income (loss) before provision
 (benefit) for income taxes.......     (1,298) (6,386)     165   1,094    (933)
Provision (benefit)for income taxes      (454) (1,276)      --    (813)     29
                                      -----------------------------------------
Net income (loss).................    $  (844)$(5,110) $   165 $ 1,907 $  (962)
                                      =========================================

Net income (loss) per common
 share (2)........................    $ (0.12)$ (0.73) $  0.02 $  0.45 $ (0.37)
Weighted average number of common
 shares outstanding (2)...........      7,192   6,989    6,782   4,246   2,620
Diluted net income (loss) per
 common share (2).................    $ (0.12)$ (0.73) $  0.02 $  0.30 $ (0.37)
Diluted weighted average number of
 common shares outstanding (2)....      7,192   6,989    7,661   6,349   2,620


                                                     December 31,
                                      -----------------------------------------
                                       1999     1998    1997    1996    1995
                                      -----------------------------------------
Consolidated Balance Sheet Data:                   (in thousands)
Cash, cash equivalents and
 short-term investments...........    $ 7,182 $ 7,811  $ 8,600 $11,499 $ 1,415
Working capital...................      5,737   6,176   12,747  13,817   1,841
Total assets......................     18,097  18,537   21,886  20,258   6,182
Long-term debt, excluding current
portion...........................         --      --       --     136     266
Convertible preferred stock.......         --       --      --      --   4,804
Total stockholders' equity
 (deficit)........................     11,356   11,820  16,492  15,849  (1,967)

(1) See Note 8 of Notes to Consolidated Financial Statements.
(2) See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This management's discussion and analysis of financial condition and results of operations includes a number of forward looking statements which reflect our current views with respect to future events and financial performance. These forward looking statements are subject to certain risks and uncertainties, including those discussed below and those under the caption "Business Risks" in Item 1, that could cause actual results to differ materially from historical results or those anticipated.

OVERVIEW

    Optika is a leading provider of business-to-business electronic commerce solutions. By leveraging the technology of the Internet, our software bridges the gap between paper and electronic commerce across the enterprise and throughout supply chains.

    The license of our software products is typically an executive-level decision by prospective end-users and generally requires us and our APs or OEMs to engage in a lengthy and complex sales cycle (typically between six and twelve months from the initial contact date). We distribute our products through a direct sales force and a network of APs and OEMs. For 1999, approximately 71% of our license revenues were derived from our APs, approximately 3% of our license revenues were derived from sales by OEMs and the remaining license fees were derived from direct sales. However, no individual AP accounted for more than 10% of our total revenues. For the years ended December 31, 1997, 1998 and 1999, we generated approximately 23%, 24% and 17%, respectively, of our total revenues from international sales. Our revenues consist primarily of license revenues, which are comprised of one-time fees for the license of our products; service revenues; and maintenance revenues, which are comprised of fees for upgrades and technical support. Our APs and OEMs, which are responsible for the installation and integration of the software for their customers, enter into sales agreements with the end-user, and purchase software directly from us. We license software directly to the end-user through software license agreements. Annual maintenance agreements are also entered into between the APs and OEMs and the end-user, and the APs and OEMs then purchase maintenance services directly from us. For 1998 and 1999, approximately 60% and 53%, respectively of our total revenues were derived from software licenses and approximately 28% and 33%, respectively, of our total revenues were derived from maintenance agreements. For 1998 and 1999, other revenues, which are comprised of training, consulting and implementation services, and third-party hardware and software products, accounted for 12% and 14%, respectively, of our total revenues.

    We adopted the provisions of Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), for transactions entered into after January 1, 1998. Under SOP 97-2, we will generally recognize license revenue upon shipment when a non-cancelable license agreement has been signed or a purchase order has been received, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Where applicable, fees from multiple element arrangements are unbundled and recorded as revenue as the elements are delivered to the extent that vendor specific objective evidence of fair value exists for the delivered and undelivered elements. Maintenance revenues are deferred and recognized ratably over the maintenance period, which is generally one year. Other revenues are recognized as services are performed.

    We generally do not grant rights to return products, except for defects in the performance of the products relative to specifications and pursuant to standard industry shrink-wrapped license agreements which provide for 30-day rights of return if an end-user does not accept the terms of the shrink-wrapped license agreements. Our software license agreements generally do not provide price adjustments or rotation rights. We generally include a 90-day limited warranty with the software license, which entitles the end-user to corrections for documented program errors.

    Based on our research and development process, costs incurred between the establishment of technological feasibility and general release of the software products are immaterial and therefore have not been capitalized in accordance with Statement of Financial Accounting Standards No. 86. All research and development costs have been expensed as incurred.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 TO DECEMBER 31, 1998

Revenues

    Total revenues increased 17% from $18.5 million for the year ended December 31, 1998 to $21.8 million for the year ended December 31, 1999.

    Licenses. License revenues increased 3% from $11.1 million for the year ended December 31, 1998 to $11.5 million for the year ended December 31, 1999, representing approximately 60% and 53%, respectively of total revenues in both periods. Although the year over year increase is minimal, the change in composition of license revenue is significant. For the year ended December 31, 1998 licenses of our Optika eMedia software generated 18% of our license revenue. For the year ended December 31, 1999 licenses of our Optika eMedia software generated 72% of our total license revenue. Management believes that the increase is primarily a result of continued customer acceptance of Optika eMedia, which became commercially available in late September 1998. Licenses of our Filepower software product to new customers will cease effective March 2000. License revenues generated outside of the United States decreased from approximately 32% of license revenues for the year ended December 31, 1998 to approximately 19% of license revenues for the year ended December 31, 1999. This decrease is attributable to the closure of several Asian offices in 1998.

    Maintenance and Other. Maintenance revenues, exclusive of other revenues, increased 36%, from approximately $5.2 million during the year ended December 31, 1998, to $7.1 million for the year ended December 31, 1999, representing approximately 28% of total revenues for the year ended December 31, 1998 and 33% of total revenues for the year ended December 31, 1999. This increase was primarily a result of an increase in the number of installed systems. Other revenue, consisting primarily of consulting services and training, represented 12% and 14% of total revenue for the years ended December 31, 1998 and 1999, respectively. The increase in other revenues as a percentage of total revenues was primarily due to increased consulting, project management and implementation services resulting from our direct sales effort which began in April 1998.

Cost of Revenues

    Licenses. Cost of licenses consist primarily of royalty payments to third-party software vendors and costs of product media, duplication, packaging and fulfillment. Cost of licenses increased from $434,000, or 4% of license revenues, for the year ended December 31, 1998, to $821,000, or 7% of license revenues, for the year ended December 31, 1999, primarily as a result of the increased license revenue during the period and increased amount of third party components sold by our direct sales staff.

    Maintenance and Other. Cost of maintenance and other consists of the direct and indirect costs of providing software maintenance and support, training and consulting services, to our APs, OEMs and end-users. Cost of maintenance and other increased from $3.3 million, or 44% of maintenance and other revenues, for the year ended December 31, 1998, to $3.9 million, or 38% of maintenance and other revenues, for the year ended December 31, 1999. The decrease as a percentage of maintenance and other revenues is primarily a result of the leverage received from utilizing existing resources to service our increased maintenance base.

Operating Expenses

    Sales and Marketing. Sales and marketing expenses consist primarily of salaries; commissions and other related expenses for sales and marketing personnel; marketing; advertising; and promotional expenses. Sales and marketing expenses decreased from $13.0 million, or 70% of total revenues, for the year ended December 31, 1998, to $11.0 million, or 50% of total revenues, for the year ended December 31, 1999. This decrease in sales and marketing is primarily attributable to the closure of several Asian sales offices in late 1998. We anticipate that sales and marketing expenses will increase in absolute dollars in future quarters as we increase our current sales force.

    Research and Development. Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, and of the cost of facilities and equipment. Research and development expenses increased in absolute dollars from $5.3 million, or 29% of total revenues, for the year ended December 31, 1998, to $5.6 million, or 26% of total revenues, for the year ended December 31, 1999. We expect research and development expenses to continue to increase in absolute dollars in 2000 to fund the development of new products and product enhancements.

    General and Administrative. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel, and outside professional fees. General and administrative expenses decreased from $2.7 million, or 15% of total revenues, for the year ended December 31, 1998, to $2.0 million, or 9% of total revenues, for the year ended December 31, 1999. The decrease was primarily due to writing off or reserving Asian accounts receivable during 1998. General and administrative expenses are expected to remain constant in 2000.

    Restructuring charges and other non-recurring charges. Due to the economic status and instability in the Asian markets, we made the decision to shut down two of our four Asian offices in the third quarter of 1998, thus reducing future operational risks and cash outflows into the region. This restructuring resulted in a $425,000 one-time write-off including $125,000 of goodwill, $200,000 of severance costs and $100,000 of lease termination and other costs. All actions relating to the restructuring plan were completed during 1998 and no restructuring accruals remain as all cash payments had been made as of December 31, 1998.

    Other income, net. Other income, net consists primarily of interest due to our investing activities offset by interest expense on our capitalized lease obligations, and other debt and foreign currency translation adjustments and transaction losses. We incurred other income, net of $218,000 during the year ended December 31, 1998, compared to other income, net of $300,000 during the year ended December 31, 1999. Other income for 1998 and 1999 was primarily a result of interest income derived from our investment of our initial public offering proceeds offset by foreign currency transaction and translation losses.

    Benefit from Income Taxes. We have recorded a partial valuation allowance against our carryforward tax benefits to the extent that we believe that it is more likely than not all of such benefits will not be realized in the near term. Our assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular we considered both our historical results and our projections of profitability for only reasonably foreseeable future periods. Our realization of the recorded net deferred tax assets is dependent on future taxable income and therefore, we cannot assure you that such benefits will be realized.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 TO DECEMBER 31, 1997

Revenues

    Total revenues decreased 14% from $21.7 million for the year ended December 31, 1997 to $18.5 million for the year ended December 31, 1998.

    Licenses. License revenues decreased 30% from $15.9 million for the year ended December 31, 1997 to $11.1 million for the year ended December 31, 1998, representing approximately 73% and 60%, respectively of total revenues in both periods. Management believes that the decrease is primarily a result of customers choosing to delay purchase decisions of the Company's product until the general release of Optika eMedia, which became commercially available in late September 1998. License revenues generated outside of the United States increased from approximately 23% of license revenues for the year ended December 31, 1997 to approximately 32% of license revenues for the year ended December 31, 1998.

    Maintenance and Other. Maintenance revenues, exclusive of other revenues, increased 40%, from approximately $3.7 million during the year ended December 31, 1997, to $5.2 million for the year ended December 31, 1998, representing approximately 18% of total revenues for the year ended December 31, 1997 and 28% of total revenues for the year ended December 31, 1998. This increase was primarily a result of an increase in the number of installed systems. Other revenue, consisting primarily of consulting services and training, represented 9% and 12% of total revenue for the years ended December 31, 1997 and 1998, respectively. The increase in other revenues as a percentage of total revenues was primarily due to increased consulting, project management and implementation services resulting from our direct sales effort which began in April 1998.

Cost of Revenues

    Licenses.   Cost of licenses consist primarily of royalty payments to
third-party software vendors and costs of product media, duplication, packaging and fulfillment. Cost of licenses decreased from $737,000, or 5% of license revenues, for the year ended December 31, 1997, to $434,000, or 4% of license revenues, for the year ended December 31, 1998, primarily as a result of the decreased license revenue during the period.

    Maintenance and Other. Cost of maintenance and other consists of the direct and indirect costs of providing software maintenance and support, training and consulting services, to our APs, OEMs and end-users, and the cost of third-party software products. Cost of maintenance and other increased from $2.8 million, or 49% of maintenance and other revenues, for the year ended December 31, 1997, to $3.3 million, or 44% of maintenance and other revenues, for the year ended December 31, 1998. The decrease as a percentage of maintenance and other revenues is primarily a result of the leverage received from utilizing existing resources to service our increased maintenance base.

Operating Expenses

    Sales and Marketing. Sales and marketing expenses consist primarily of salaries; commissions and other related expenses for sales and marketing personnel; marketing; advertising; and promotional expenses. Sales and marketing expenses increased from $10.7 million, or 49% of total revenues, for the year ended December 31, 1997, to $13.0 million, or 70% of total revenues, for the year ended December 31, 1998. This increase was primarily attributable to additional costs resulting from the launch of eMedia, the expansion of the North American sales staff and the further expansion of staff during the year in sales offices in Brazil and Germany. In addition, during 1998, we began paying commissions to APs on direct sales.

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

    General and Administrative. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel, and outside professional fees. General and administrative expenses increased from $1.8 million, or 8% of total revenues, for the year ended December 31, 1997, to $2.7 million, or 15% of total revenues, for the year ended December 31, 1998. The increase was primarily due to writing off or reserving Asian accounts receivable during 1998.

    Restructuring charges and other non-recurring charges. During the fourth quarter of 1997, we made the decision to exit the vertical healthcare market. The restructuring plan involved the closure of our Boston facility, and the termination of approximately 14 employees. We incurred a 1997 restructuring charge of $885,000 related to this restructuring consisting of $422,000 of severance and benefits for terminated employees, $312,000 of asset write-downs and leased facility executory costs, and $151,000 of other costs related to the restructuring consisting principally of legal and other miscellaneous costs. All actions relating to the restructuring plan were completed during 1998 and no restructuring accruals remain as all cash payments had been made as of December 31, 1998.

    Due to the economic status and instability in the Asian markets, we made the decision to shut down two of our four Asian offices in the third quarter of 1998, thus reducing future operational risks and cash outflows into the region. This restructuring resulted in a $425,000 one-time write-off including $125,000 of goodwill, $200,000 of severance costs and $100,000 of lease termination and other costs. All actions relating to the restructuring plan were completed during 1998 and no restructuring accruals remain as all cash payments had been made as of December 31, 1998.

    Other income, net.   Other income, net consists primarily of interest
earned on our investing activities offset by interest expense on our capitalized lease obligations, and other debt, and foreign currency translation adjustments and transaction losses. We incurred other income, net of $442,000 during the year ended December 31, 1997, compared to other income, net of $218,000 during the year ended December 31, 1998. Other income, net for 1997 and 1998 was primarily a result of interest income derived from the investment of our initial public offering proceeds offset by foreign currency transaction and translation losses.

    Benefit from Income Taxes. We have recorded a partial valuation allowance against our carryforward tax benefits to the extent that we believe that it is more likely than not all of such benefits will not be realized in the near term. Our assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular we considered both our historical results and our projections of profitability for only reasonably foreseeable future periods. Our realization of the recorded net deferred tax assets is dependent on future taxable income and therefore, we cannot assure you that such benefits will be realized.

LIQUIDITY AND CAPITAL RESOURCES

    Cash, cash equivalents and short-term investments at December 31, 1999 were $7.2 million, decreasing approximately $629,000 from December 31, 1998. The decrease in cash, cash equivalents and short-term investments is primarily due to our net loss for the year and capital expenditures associated with computer equipment. For the year ended December 31, 1998, net cash provided in operating activities was $106,000, compared to net cash used of $365,000 for the year ended December 31, 1999. The increase in cash used from operating activities was due to a decrease in accounts receivable collections.

    Cash provided by investing activities was $3.1 million for the year ended December 31, 1998 compared to cash used of $3.6 million for the year ended December 31, 1999. The increase in cash used by investing activities consisted primarily of the purchase of short-term securities. Cash provided from financing activities was $423,000 for the year ended December 31, 1998 compared to cash provided from financing activities of $484,000 for the year ended December 31, 1999. Cash provided from financing activities resulted primarily from proceeds of our issuance of common stock under our employee stock purchase plan and stock option exercises.

    At December 31, 1999, our principal sources of liquidity included cash, cash equivalents and short-term investments of $7.2 million. In addition, we have a secured credit facility through October 2000 for up to $3.0 million, bearing interest at the bank's prime rate (which was 8.5% at December 31,
1999).  As of December 31, 1999, we had $2.8 million available for
borrowing.   Pursuant to the terms of the credit facility, any loans under said facility are secured by all of our assets, with the exception of intellectual property, and would be subject to certain covenants. We had no other debt outstanding at December 31, 1999.

    On February 23, 2000, pursuant to a Securities Purchase Agreement, we completed the sale of an aggregate of 731,851 shares of our Series A Convertible Preferred Stock and warrant to purchase an aggregate of 307,298 shares of our common stock for the aggregate purchase price of $15.0 million.

    We believe that our current cash, cash equivalents and short-term investments, together with anticipated cash flow from operations and our bank credit facility, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we may require additional funds to support such activity through public or private equity financing or from other sources. We cannot assure you that additional financing will be available at all or that if available, such financing will be obtainable on terms favorable to us and would not be dilutive.

YEAR 2000

    We have experienced no significant "Year 2000" issues in either our own products or internal systems. We are not aware of any "Year 2000" issues, now or in the future, which could have a material adverse effect on us.

RECENT ACCOUNTING PRONOUNCEMENTS

    We adopted Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2) for transactions entered into beginning in 1998. On December 31, 1998 Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions" (SOP 98-9), was issued superseding SOP 98-4 and is effective for transactions entered into in fiscal years beginning after March 15, 1999. SOP 97-2 has not had a material affect on our current business practices or recognition of revenues. If our future business practices involve the granting of specified upgrade rights to future releases, extended payment terms, rights to additional products, subscription licensing arrangements or other provisions impacted by SOP 97-2, as amended by SOP 98-4 and SOP 98-9, the SOP may have a material impact on the timing of our revenue recognition and could result in the deferral of significant amounts of revenues.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities,"(SFAS No. 133) as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The adoption of Statements of Financial Accounting Standards No. 133 is not expected to have a material effect on our results of operations, financial position or cash flows as we do not currently hold derivative instruments or engage in hedging activities.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    As of December 31, 1999 we had $3.8 million in short-term investments that are sensitive to market risks. Our investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. We do not own any derivative financial instruments. Due to the nature of our investment portfolio we are primarily subject to interest rate risk.

    Our investment portfolio includes fixed rate debt instruments that are primarily United States government and agency bonds of duration ranging from one to five years. The market value of these bonds is subject to interest rate risk, and could decline in value if interest rates decrease. Any material change in the interest rates would have a material change in the market value of our debt instruments. A hypothetical increase or decrease in market interest rates by 10% from December 31, 1999 would cause the fair market value of these short-term investments to change by an insignificant amount. Although the market value of these short-term investments would change due to the interest rate fluctuation, we have the ability to hold the investments to maturity, which would reduce overall market risk.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See Item 14(a) for an index to the financial statements and supplementary financial information that is attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    We engaged KPMG LLP as independent accountants on April 1, 1999 replacing PricewaterhouseCoopers LLP. There were no disagreements or reportable events with PricewaterhouseCoopers LLP.

                               PART III

    Certain information required by Part III is omitted from this Annual Report on Form 10-K in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement specified below are incorporated by reference.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

    The information required by this item relating to our directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in our Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company's executive officers and key employees is included under the caption "Executive Officers" in Part I of this Report on Form 10-K and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

    The information required by this item is included under the caption "Executive Compensation and Related Information" in our Proxy Statement for the 2000 Annual Meeting of the Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item is included under the caption "Ownership of Securities" in our Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item is included under the caption "Certain Transactions" in our Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

                                  PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   The following  documents are filed as part of this Annual Report on Form
      10-K:

                                                                    Page
   1. Financial Statements:                                         ----
      Report of Independent Auditors KPMG LLP.........................25
      Report of Independent Accountants PricewaterhouseCoopers LLP....26
      Consolidated Balance Sheets as of December 31, 1999 and 1998....27
      Consolidated Statements of Operations for each of the three years in the period ended December 31, 1999....................28
      Consolidated Statements of Stockholders' Equity and
       Comprehensive Income (Loss)for each of the three years in
       the period ended December 31, 1999.............................29
      Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999....................30
      Notes to Consolidated Financial Statements......................31

   2. Financial Statement Schedule:
      Schedule II - Valuation and Qualifying Accounts for the
       three years in the period ended December 31, 1999..............41

      Schedules not listed above have been omitted because they are not required, not applicable, or the required information is shown in the financial statements and related notes thereto.

   3. Exhibits - See Item 14 (c) below.

(b)   Reports on Form 8-K

  None

(c)   See Exhibit Index on page 44

                        Report of Independent Auditors


To the Board of Directors and
Stockholders of Optika Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheet of Optika Inc. as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with general accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Optika Inc. and subsidiaries as December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                              /s/ KPMG LLP

Denver, Colorado
January 21, 2000, except for Note 10
which is as of February 23, 2000

                      Report of Independent Accountants


To the Board of Directors and
 Stockholders of Optika Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Optika Inc. and its subsidiaries at December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PRICEWATERHOUSECOOPERS LLP

January 25, 1999
Broomfield, Colorado

                                    OPTIKA INC.

                            CONSOLIDATED BALANCE SHEETS

                (In thousands, except share and per share amounts)

                                                   December 31,     December 31,
                                                       1999             1998
                                                   ------------     ------------
Assets
Current assets:
 Cash and cash equivalents......................... $    3,359       $    6,811
 Short-term investments............................      3,823            1,000
 Accounts receivable, net of allowance for
  doubtful accounts of $90 and $443 at December
  31, 1999 and 1998, respectively..................      4,741            4,571
 Other current assets..............................        555              511
                                                   ------------     ------------
    Total current assets ..........................     12,478           12,893
                                                   ------------     ------------
Fixed assets, net..................................      2,618            3,136
Deferred tax asset, net............................      2,946            2,438
Other assets.......................................         55               70
                                                   ------------     ------------
                                                    $   18,097       $   18,537
                                                   ============     ============

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable ................................. $      869       $      710
 Accrued expenses..................................      1,135            1,446
 Accrued compensation expense......................        910            1,206
 Deferred revenue .................................      3,827            3,355
                                                   ------------     ------------
    Total current liabilities .....................      6,741            6,717
                                                   ------------     ------------
Commitments and contingencies (Notes 4 and 9)

Common stockholders' equity:
 Common stock; $.001 par value; 25,000,000 shares
  authorized; 7,307,678 and 7,114,573 shares issued
  and outstanding at December 31, 1999 and 1998,
  respectively.....................................          7                7
 Additional paid-in capital........................     18,101           17,617
 Accumulated deficit...............................     (6,648)          (5,804)
 Accumulated other comprehensive loss..............       (104)              --
                                                   ------------     ------------
    Total stockholders' equity ....................     11,356           11,820
                                                   ------------     ------------
                                                    $   18,097       $   18,537
                                                   ============     ============

  The accompanying notes are an integral part of these financial statements.

                                 OPTIKA INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share amounts)

                                                 Year Ended December 31,
                                               1999        1998        1997
                                            --------    --------    --------
Revenues:
 Licenses................................   $ 11,457    $ 11,128    $ 15,912
 Maintenance and other...................     10,308       7,419       5,751
                                            --------    --------    --------
   Total revenues........................     21,765      18,547      21,663

Cost of revenues:
 Licenses................................        821         434         737
 Maintenance and other...................      3,947       3,274       2,845
                                            --------    --------    --------
   Total cost of revenues................      4,768       3,708       3,582
                                            --------    --------    --------

Gross profit.............................     16,997      14,839      18,081

Operating expenses:
 Sales and marketing.....................     10,963      12,972      10,666
 Research and development................      5,635       5,332       4,978
 General and administrative..............      1,997       2,714       1,829
 Restructuring and other non-recurring
  charges................................         --         425         885
                                            --------    --------    --------
    Total operating expenses.............     18,595      21,443      18,358
                                            --------    --------    --------

Loss from operations.....................     (1,598)     (6,604)       (277)
Other income, net........................       (300)       (218)       (442)
                                            --------    --------    --------
Income (loss) before benefit from
 income taxes............................     (1,298)     (6,386)        165
Benefit from income taxes................       (454)     (1,276)         --
                                            --------    --------    --------
Net income (loss)........................   $   (844)   $ (5,110)   $    165
                                            ========    ========    ========

Basic net income (loss) per share........   $  (0.12)   $  (0.73)   $   0.02

Basic weighted average number of
 common shares outstanding...............      7,192       6,989       6,782

Diluted net income (loss) per share......   $  (0.12)   $  (0.73)   $   0.02

Diluted weighted average number of
 common shares outstanding...............      7,192       6,989       7,661


  The accompanying notes are an integral part of these financial statements.

                                   OPTIKA INC.

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

                        (In thousands except share amounts)



                                                                              Accumulated     Total
                                                    Additional                   Other        Common
                                     Common Stock     Paid-in   Accumulated  Comprehensive Stockholders'
                                   Shares    Amount   Capital     Deficit    Income (Loss)    Equity
                                 ---------- ------- ----------- ------------ ------------- -------------
Balances at December 31, 1996..   6,670,319  $    7  $   16,701  $      (859) $         --  $     15,849
 Common stock issued upon
  exercise of stock options....     115,445                 172                                      172
 Common stock issued pursuant
  to employee stock purchase
  plan.........................      70,760                 306                                      306
 Common  stock issued upon
  exercise of warrants ........      34,200
 Net income....................                                          165                         165
                                 ---------- ------- ----------- ------------ ------------- -------------
Balances at December 31, 1997..   6,890,724       7      17,179         (694)           --        16,492
 Common stock issued upon
  exercise of stock options....     151,961                 266                                      266
 Common stock issued pursuant
  to employee stock purchase
  plan.........................      71,888                 172                                      172
 Net loss......................                                       (5,110)                     (5,110)
                                 ---------- ------- ----------- ------------ ------------- -------------
Balances at December 31, 1998..   7,114,573       7      17,617       (5,804)           --        11,820
 Common stock issued upon
  exercise of stock options....     111,316                 301                                      301
 Common stock issued pursuant
  to employee stock purchase
  plan.........................      67,923                 183                                      183
 Common  stock issued upon
  exercise of warrants ........      13,866
 Comprehensive incom (loss):
   Gross unrealized loss on
    investments................                                                       (104)
   Net loss....................                                         (844)
 Total comprehensive income
  (loss).......................                                                                     (948)
                                 ---------- ------- ----------- ------------ ------------- -------------
Balances at December 31, 1999..   7,307,678  $    7  $   18,101  $    (6,648) $       (104) $     11,356
                                 ========== ======= =========== ============ ============= =============

  The accompanying notes are an integral part of these financial statements.

                                   OPTIKA INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (In thousands)


                                               Year Ended December 31,
                                               1999        1998        1997
                                            --------    --------    --------
Cash Flows from Operating Activities
Net income (loss)........................   $   (844)   $ (5,110)   $    165
Adjustments to reconcile net income
 (loss) to net cash provided by (used)
 in operating activities:
 Depreciation and amortization...........      1,005       1,018         599
 Loss on disposal of assets..............        157          75          16
 Deferred tax benefit....................       (508)     (1,403)        (90)
 Change in assets and liabilities:
   Accounts receivable, net..............       (170)      3,984      (2,789)
   Other assets..........................        (29)        204         (20)
   Accounts payable......................        159         (32)        (66)
   Accrued expenses and accrued
    compensation expense.................       (607)        460         866
   Deferred revenue......................        472         910         586
                                            --------    --------    --------
Net cash provided by (used) in operations       (365)        106        (733)
                                            --------    --------    --------

Cash Flows from Investing Activities
Capital expenditures.....................       (644)     (1,318)     (2,243)
Sale (purchase) of short-term investments     (2,927)      4,398       2,627
                                            --------    --------    --------
Net cash provided by (used) in investing
 activities..............................     (3,571)      3,080         384
                                            --------    --------    --------

Cash Flows from Financing Activities
Principal payments on long-term debt.....         --         (15)       (401)
Proceeds from issuance of common stock...        484         438         478
                                            --------    --------    --------
Net cash provided by financing activities        484         423          77
                                            --------    --------    --------

Net increase (decrease) in cash and cash
 equivalents.............................     (3,452)      3,609        (272)
Cash and cash equivalents at beginning
 of period...............................      6,811       3,202       3,474
                                            --------    --------    --------
Cash and cash equivalents at end of
 period..................................   $  3,359    $  6,811    $  3,202
                                            ========    ========    ========

Supplemental Disclosure of Cash Flow
 Information
Interest paid............................   $     --    $     --    $     30
Income taxes paid........................         --          --          37

  The accompanying notes are an integral part of these financial statements.

                                  OPTIKA  INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Optika Inc. (formerly Optika Imaging Systems, Inc.), a Delaware corporation, and its subsidiaries ("Optika" or the "Company") was formed in 1988 and is a leading provider of business-to-business electronic commerce solutions. By leveraging the technology of the Internet, the Company's software bridges the gap between paper and electronic commerce across the enterprise and throughout supply chains. The Company licenses its software under license agreements and provides services including maintenance, training and implementation.

Summary of Significant Accounting Policies

Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of Optika Inc. and its wholly owned subsidiaries Optika Imaging Systems Europe, Ltd., Optika Information Systems, LTDA, Optika Imaging Systems, GmbH and Optika Asia, Inc. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

    The Company adopted the provisions of Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), for transactions entered into after January 1, 1998. Under SOP 97-2, the Company generally recognizes license revenue when a non-cancelable license agreement has been signed or a purchase order has been received, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Where applicable, fees from multiple element arrangements are unbundled and recorded as revenue as the elements are delivered to the extent that vendor specific objective evidence
of fair value exists for each element.   Maintenance revenues are deferred
and recognized ratably over the maintenance period, which is generally one year. Other revenues are recognized as services are performed. The Company generally does not grant rights to return products, except for defects in the performance of the products relative to specifications and pursuant to standard industry shrink-wrapped license agreements which provide for 30-day rights of return if an end-user does not accept the terms of the software license, nor does it provide provisions for price adjustments or stock rotation rights.

    For transactions entered into prior to January 1, 1998 the Company recognized revenue in accordance with Statement of Position 91-1, "Software Revenue Recognition". The Company recognized license revenues generally upon shipment when no significant vendor obligations remained and collectibility was probable. License revenues related to contracts with significant post-delivery performance obligations were recognized when the Company's obligations were no longer significant or when the customer accepted the product, as applicable.

Cash Equivalents and Short-term Investments

    The Company classifies short-term investments with original maturities of three months or less as cash equivalents. Short-term investments consist of Corporate and U.S. Government obligations maturing within one year. Such short-term investments are classified as available-for-sale as defined by Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) and accordingly are recorded at fair value. Increases or decreases in the fair value of investments classified as available-for-sale are recorded in other comprehensive income. Our gross unrealized loss on short-term investments was $104,000 as of December 31, 1999. In 1998, the Company's short-term investments were classified as held-to-maturity by SFAS 115. As of December 31, 1999, the carrying value of the short-term investments in U.S. Government obligations approximated fair value.

Depreciation and Amortization

    Computer equipment, office equipment and furniture are recorded at cost and depreciated using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the lesser of the estimated useful life of the improvement or lease term.

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

Foreign Currency Translation

    The U.S. dollar is the functional currency of the consolidated corporation. For the Company's foreign subsidiaries, monetary assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date and non-monetary assets are translated at historical rates. Results of operations are translated using the average exchange rates during the period. Foreign currency translation and transaction gains or losses included in the consolidated statements of operations were not material in any period presented.

Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as well as the reported amounts of revenue and expenses. Significant estimates have been made by management in several areas, including the collectibility of accounts receivable and the ability to realize deferred tax benefits. Actual results could differ from these estimates, making it reasonably possible that a change in these estimates could occur in the near term.

Fair Value of Financial Instruments

    The carrying amounts of the Company's financial instruments including cash, short-term investments, trade receivables and payables and long-term debt, approximate their fair values.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

    The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell.

Stock Compensation Plans

    The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its stock option and employee stock purchase plans. The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".

Net Income (Loss) Per Common Share

    The Company adopted the provisions of SFAS No. 128 "Earning per Share" as of January 1, 1998. This pronouncement establishes new standards for computing and presenting earnings per share (EPS) on a basis that is more comparable to international standards and provides for the presentation of basic and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares outstanding plus all dilutive potential common shares outstanding. Prior period EPS have been restated to conform to the new statement.

    The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands, except per share data):

                                                         Year Ended
                                                        December 31,
                                                ---------------------------
                                                  1999      1998      1997
                                                  ----      ----      ----
      Earnings Per Share:
       Net income (loss)...................     $  (844)  $(5,110)  $   165
       Weighted average common shares
        outstanding........................       7,192     6,989     6,782
       Net income (loss) per common share.. $ (0.12) $ (0.73) $ 0.02 Effect of Dilutive Securities:
       Options and warrants................          --        --       879
      Diluted weighted average common
       shares outstanding..................       7,192     6,989     7,661
      Diluted net income (loss) per common
       share...............................     $ (0.12)  $ (0.73)  $  0.02


    In 1999 and 1998, all options were excluded from the dilutive stock calculation because of their antidilutive effect on net loss per share. Options of 753,000 were excluded from dilutive stock option calculations for 1997 because their exercise prices were greater than the average fair market value of the Company's stock for the period, and as such they would be antidilutive.

Concentration

    The Company has historically relied on a limited number of products and has concentrated risk related to the continued and future market acceptance of such products. The Company currently has no major customers accounting for more than 10% of its consolidated revenues; however, the Company's accounts receivable are heavily concentrated with resellers of the Company's products. At December 31, 1999 no individual customer receivable accounted for greater than 10% of the accounts receivable balance at December 31, 1999. One AP receivable accounted for greater than 10% of the accounts receivable balance at December 31, 1998. Receivables from end users are not concentrated in any particular industry.


2.  PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following (in thousands):

                                                       December 31,
                                                -------------------------
                                                     1999       1998
                                                     ----       ----
  Computer and office equipment..............      $  4,175   $  3,779
  Leasehold improvements.....................           965        898
  Furniture, fixtures and other..............           648        642
                                                   --------   --------
                                                      5,788      5,319
  Less accumulated depreciation and
   amortization..............................        (3,170)    (2,183)
                                                   --------   --------
                                                   $  2,618   $  3,136
                                                   ========   ========


3.  LINE OF CREDIT

    The Company has a line of credit through October 2000, whereby it is able to draw up to $3.0 million bearing interest at the bank's prime rate. At December 31, 1999, $2.8 million was available for borrowing thereunder. Pursuant to the terms of the credit facility, any loans under said facility are secured by all of the Company's assets, with the exception of intellectual property and would be subject to certain covenants. The Company has no other debt outstanding at December 31, 1999.

4.  LEASE OBLIGATIONS

    The Company has non-cancelable operating lease arrangements for office space and certain office equipment. Future minimum annual operating lease payments are as follows (in thousands):

                                            Operating
                                              Lease
                                           Obligations
                                           -----------
      2000 ...............................        757
      2001 ...............................        602
      2002 ...............................        587
      2003 ...............................        597
      2004 ...............................        615
      Thereafter..........................      1,507
                                            ---------
                                            $   4,665
                                            =========

    Rent expense related to these and other operating leases approximated $1,069,000, $1,103,000,and $1,019,000 for the years ended December 31, 1999,
1998 and 1997.

5.  INCOME TAXES

    The Company's benefit from income taxes is comprised of the following (in thousands):

                                                         Year Ended
                                                        December 31,
                                                ---------------------------
                                                  1999      1998      1997
                                                  ----      ----      ----
      Current:
        Federal............................     $    --   $    --   $     6
        State..............................          --        --         8
        Foreign............................          54       127        76
      Deferred:
        Federal............................        (409)   (1,131)      (68)
        State..............................         (99)     (272)      (22)
                                                --------  --------  --------
      Total benefit from income taxes......     $  (454)  $(1,276)  $    --
                                                ========  ========  ========

    The Company's net deferred income tax assets are comprised of the tax effects of the following (in thousands):

                                               December 31,     December 31,
                                                  1999             1998
                                                  ----             ----
      Deferred Tax Assets:
      Net operating loss carryforwards.....     $   3,022        $   2,520
      Depreciation and amortization........           122              141
      Tax credit carryforwards ............         1,003              945
      Accrued expenses.....................           319              352
                                                ----------       ----------
      Deferred tax asset before valuation
       allowance...........................         4,466            3,958
      Valuation allowance..................        (1,520)          (1,520)
                                                ----------       ----------
      Net deferred tax asset...............     $   2,946        $   2,438
                                                ==========       ==========

    The benefit from income taxes differs from the amount computed by applying the U.S. federal income tax rate of 34% to the loss before income taxes as follows (in thousands):

                                                         Year Ended
                                                        December 31,
                                                ---------------------------
                                                  1999      1998      1997
                                                  ----      ----      ----
      U.S. federal income tax expense
       (benefit) at statutory rate.........     $  (441)  $(2,171)  $    56
      Increases (decreases) resulting from:
      State taxes, net of federal
       benefit.............................         (45)     (224)        5
      Non-deductible items.................          22        27        38
      Increase in valuation allowance......          --     1,520        --
      Foreign tax rate differentials.......          68      (127)      (10)
      Tax credits..........................         (58)     (420)      (87)
      Other................................          --       119        (2)
                                                --------  --------  --------
      Benefit from income taxes............     $  (454)  $(1,276)  $    --
                                                ========  ========  ========

    At December 31, 1999, the Company has net operating loss carryforwards of approximately $9,033,000 which expire beginning in 2009 through 2019. Additionally, the Company has various tax credit carryforwards aggregating approximately $1,003,000 which expire beginning in 2005 through 2019.

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

6.  CAPITAL STOCK AND BENEFIT PLANS

Stock Compensation Plans

    At December 31, 1999 the Company has two stock-based compensation plans. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. The Company grants stock options with exercise prices equal to the fair market value of its common stock on the date of grant. Accordingly, no compensation cost has been recognized for its fixed stock option plan and its employee stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's pro-forma results of operations and pro-forma net income (loss) per share would have been as follows:

(In thousands, except per share data)
                                                 1999        1998        1997
                                               --------------------------------
    Net income (loss):
      As reported                              $  (844)    $(5,110)    $   165
      SFAS No. 123 Pro-forma                    (2,282)     (5,997)       (727)

    Net income (loss) per share:
      As reported                              $ (0.12)    $ (0.73)    $  0.02
      SFAS No. 123 Pro-forma                     (0.32)      (0.86)      (0.11)

    Diluted net income (loss) per share:
      As reported                              $ (0.12)    $ (0.73)    $  0.02
      SFAS No. 123 Pro-forma                     (0.32)      (0.86)      (0.11)


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

    The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999, 1998 and 1997 respectively; no estimated dividends; expected volatility of 97% for 1999, 133% for 1998 and 83% for 1997; risk-free interest rates between 5.16% and 6.35% in 1999, 4.23% and 5.64% in 1998, 5.70% and 6.75% in 1997; and expected option terms of 5 years for all years.

    A summary of the status of the Company's listed option plan as of December 31, 1999, 1998, and 1997 and changes during the years then ended are presented in the following table. Included in the summary below are 95,000 warrants issued in 1997, of which 66,262 were exercised in 1997 in exchange for 34,200 shares of common stock. At December 31, 1999 and 1998, 9,738 and 28,738 warrants were outstanding and exercisable. For the year ended December 31, 1998, 264,500 options to purchase common stock of the Company were re-priced at $3.18 per option share.


                         1999                1998               1997
                   ------------------ ------------------- -------------------
                            Weighted-           Weighted-            Weighted-
                             Average             Average              Average
                    Shares  Exercise   Shares   Exercise    Shares   Exercise
                    (000's)   Price    (000's)    Price     (000's)    Price
                   ------------------ ------------------- -------------------
Outstanding at
 beginning of year   1,872  $  2.61     2,074   $  2.98      1,933   $  2.38
Granted                952     4.52       723      3.21        604      4.65
Exercised             (130)    2.58      (152)     1.75       (181)     1.63
Forfeited             (365)    3.74      (773)     4.32       (282)     3.53
                   ------------------ ------------------- -------------------
Outstanding at
 end of year         2,329  $  3.22     1,872   $  2.61      2,074   $  2.98
                   ================== =================== ===================

Options and warrants
 Exercisable at
 year end            1,168  $  2.14     1,259   $  2.28      1,385   $  2.34


Weighted average fair
 value of options
 granted during
 the year                   $  3.50             $  2.82              $  3.27



    The following table summarizes information about fixed stock options and warrants outstanding at December 31, 1999:

                                                      Options and Warrants
              Options and Warrants Outstanding             Exercisable
            -------------------------------------- -------------------------
             Number       Weighted       Weighted       Number     Weighted
 Range of   Outstanding   Average         Average     Exercisable   Average
 Exercise   at 12/31/99  Contractual     Remaining    at 12/31/99  Exercise
   Price     (000'S)        Life           Price        (000's)      Price
            ---------- --------------------------- -------------------------
$0.75-1.87        830             3.7  $     1.52          830   $     1.52
$2.50-4.19        954             8.3        3.53          296         3.38
$4.50-8.44        545             9.2        5.26           42         5.54
            ---------- --------------------------- -------------------------
                2,329             6.9  $     3.22        1,168   $     2.14
            ========== =========================== =========================


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

    Under the Purchase Plan, the Company sold 67,923 shares to employees in 1999 and 71,888 shares to employees in 1998. The fair market value of each stock purchase plan grant is estimated on the date of grant using the Black-Scholes model with the following assumptions for 1999 and 1998, respectively: no estimated dividends for both years; expected volatility of 97% and 133%; risk free interest rates of 5.16% and 6.35% for 1999 and 5.19% and 5.22% for 1998; and an expected life of 0.5 years for both years. The weighted-average fair values of those purchase rights granted in 1999 and 1998 were $1.82 and $1.35, respectively.

401(k) Retirement Savings Plan

    Effective January 1, 1994, the Company adopted a qualified 401(k) retirement savings plan for all employees. Participants may contribute up to 15% of their gross pay. The Company contributions are discretionary and vest at 20% per year over five years. The Company contributed $196,000 in 1999 and $163,000 in 1998 and did not contribute to this plan in 1997.

7.  SEGMENT INFORMATION

    In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company has only one segment under the criteria of SFAS No. 131. The table below presents information by geographic area as of and for the respective fiscal periods:

(In thousands)

                                                  1999        1998       1997
                                                  ---------------------------
      Total Revenues attributable to:
       United States                           $ 18,094    $ 14,076   $ 16,670
       International                              3,671       4,471      4,993
                                               --------    --------   --------
         Total                                 $ 21,765    $ 18,547   $ 21,663
                                               ========    ========   ========

    Revenue is classified based on the country in which the Company's Advantage Partner or customer is located. International assets and liabilities are immaterial to the overall presentation of segment information.

8.  RESTRUCTURING AND OTHER NON-RECURRING CHARGES

Restructuring of Asian Operations

    Due to the economic status and instability in the Asian markets, the Company made the decision to shut down two of its four Asian offices in the third quarter of 1998, thus reducing future operational risks and cash outflows into the region. This restructuring resulted in a $425,000 one-time write-off including $125,000 of goodwill, $200,000 of severance costs and
$100,000 of lease termination and other costs.   All actions relating to the
restructuring plan were completed during 1998 and no restructuring accruals remain as all cash payments had been made as of December 31, 1998

Restructuring of Healthcare Operations

    During the fourth quarter of 1997, the Company made the decision to exit the vertical healthcare market. The restructuring plan involved the closure of the Company's Boston facility, and the termination of approximately 14
employees.   The Company incurred a 1997 restructuring charge of $885,000 related to this restructuring consisting of $422,000 of severance and benefits for terminated employees, $312,000 of asset write-downs and leased facility executory costs, and $151,000 of other costs related to the restructuring consisting principally of legal and other miscellaneous costs. All actions relating to the restructuring plan were completed during 1998 and no restructuring accruals remain as all cash payments had been made as of December 31, 1998.

9.  CONTINGENCIES

    The Company is, from time to time, subjected to certain claims, assertions or litigation by outside parties as part of its ongoing business operations. The outcomes of any such contingencies are not expected to have a material adverse effect on the financial condition or operations of the Company. In addition, in the ordinary course of business, the Company has issued letters of credit as security for performance on certain contracts and, as a result, is contingently liable in the amount of approximately $220,000 at December 31, 1999.

10. SUBSEQUENT EVENT

    On February 23, the Company completed the sale of 731,851 shares of Series A Convertible Preferred Stock (the "Preferred Stock") and Warrants (the "Warrants") to purchase an aggregate of 307,298 shares of the Company's common stock to an investor group consisting principally of Thomas Weisel Capital Partners and affiliated entities ("TWCP") for an aggregate purchase price of $15,000,000. The Preferred Stock can only be redeemed if, after one year, the Company's common stock trades above a specified price level for a period of time. Until then, it accrues a cumulative dividend of eight percent (8%) per annum. The Preferred Stock is subject to mandatory redemption provisions on the eighth anniversary of the issuance for cash equal to the stated liquidation preference plus accumulated unpaid dividends. The Preferred Stock is convertible to common stock at the holder's option based upon the conversion formula as defined in the Preferred Stock Certificate of Designation. In connection with the Financing, the Company was also required to make various representations and warranties to TWCP and are obligated to indemnify them in connection with any breach of such representations and warranties up to a maximum of $15 million for a period of one year, with certain exceptions and limitations. The Company also assumed an obligation to register the shares of its Common Stock underlying the Preferred Stock and the Warrants.

                  Independent Auditors Report on Schedule


To the Board of Directors and
Stockholders of Optika Inc. and subsidiaries:

Under date of January 21, 2000, except as to Note 10, which is as of February 23, 2000, we reported on the consolidated balance sheet of Optika Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for the year then ended, as contained in the Company's Annual Report on Form 10-K for the fiscal year 1999. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            /s/  KPMG LLP

Denver, Colorado
January 21, 2000

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS





(in thousands)
                                                 Allowance
                                     Beginning   Increase               Ending
                                      Balance    (Decrease) Write-offs  Balance

                                      ------------------------------------------
Deducted from asset account-
      Allowance for doubtful accounts

Year ended
    December 31, 1999.............    $  443    $  (68)      $  285    $   90
Year ended
    December 31, 1998.............       212        746         515       443
Year ended
    December 31, 1997.............       112        167          67       212

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2000.


                                    OPTIKA INC.


                                     By:   /s/   MARK  K. RUPORT
                                        -----------------------------------
                                               Mark K. Ruport
                                     President, Chief Executive Officer
                                          and Chairman of the Board


                                     By:   /s/   STEVEN M. JOHNSON
                                        -----------------------------------
                                              Steven M. Johnson
                                     Chief Financial Officer, Vice President-
                                         Finance and Administration,
                                      Secretary and Chief Accounting Officer

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2000:

        Signature                                         Title
-----------------------------                   -------------------------------

By:  /s/  MARK  K. RUPORT                       Chief Executive Officer and
     ------------------------                     Chairman of the Board
          Mark K. Ruport

By:  /s/  STEVEN M. JOHNSON                     Chief Financial Officer, Vice
     ------------------------                     President, Finance &
          Steven M. Johnson                       Administration, Secretary and
                                                  Chief Accounting Officer

By:  /s/  RICHARD A. BASS                       Director
     ------------------------
          Richard A. Bass

By:  /s/  JAMES E. CRAWFORD                     Director
     ------------------------
          James E. Crawford

By:  /s/  JAMES T. ROTHE Ph.D                   Director
     ------------------------
          James T. Rothe Ph.D

By:  /s/  HARRY S. GRUNER                       Director
     ------------------------
          Harry S. Gruner

By:  /s/  GRAHAM O. KING                        Director
     ------------------------
          Graham O. King

By:                                             Director
     ------------------------
          Alan B. Menkes

                                EXHIBIT INDEX

 Exhibit
   No.                                  Description
----------       -------------------------------------------------------------
3.1(1)           Certificate of Incorporation of the Registrant.
3.1.1(2)         Certificate of Ownership and Merger.
3.2(1)           First Amended and Restated  Certificate of  Incorporation
                 of the Registrant.
3.3(1)           Second Amended and Restated  Certificate of Incorporation
                 of the Registrant.
3.4              Amended and Restated Bylaws of the Registrant.
3.5(3)           Certificate  of  Designation,  designating  the  Series A
                 Convertible Preferred Stock
4.1(1)           Specimen Common Stock certificate.
4.2(1)           Amended  and  Restated  Shareholders'  Agreement,   dated
                 November 25, 1995,  by and among the  Registrant  and the
                 entities named therein.
4.3(1)           Amended  and  Restated  Registration   Agreement,   dated
                 November 22, 1995,  by and among the  Registrant  and the
                 entities  named  therein,  including the First  Amendment
                 thereto.
4.4(1)           Form of Warrant to purchase  Common Stock dated  November
                 1, 1995.
10.1(1)          Form of Indemnification  Agreement between the Registrant
                 and each of its directors and officers.*
10.2(4)          The Registrant's 1994 Stock  Option/Stock  Issuance Plan,
                 as restated and amended.
10.3(5)          The Registrant's Employee Stock Purchase Plan.
10.4(1)          Employment  Agreement by and between the  Registrant  and
                 Mr. Mark K. Ruport effective February 18, 1995.*
10.5(1)          Employment  Agreement by and between the  Registrant  and
                 Mr. Steven M. Johnson, effective May 15, 1996.*
10.6(1)          Employment  Agreement by and between the  Registrant  and
                 Mr. Marc Fey, effective May 4, 1994.*
10.12(1)         Technology  Transfer  Agreement  dated February 20, 1992,
                 by and  between the  Registrant,  Mr. Paul Carter and Mr.
                 Malcolm Thomson.
10.16(6)         Lease  Agreement  dated  October 11, 1996, by and between
                 the  Registrant  and Woodmen  Office Campus II JV LLC for
                 office space at 7450 Campus  Drive,  Suite 200,  Colorado
                 Springs, Colorado.
10.17(7)         Amendment  to Loan  and  Security  Agreement  dated as of
                 March 2, 1998, by and between the  Registrant and Silicon
                 Valley Bank.
10.18(8)         Loan  and  Security  Agreement  dated as of  October  15,
                 1998, by and between the  Registrant  and Silicon  Valley
                 Bank.
10.18.1 (9)      Loan  and  Security  Modification  Agreement  dated as of
                 October  15,  1999,  by and between  the  Registrant  and
                 Silicon Valley Bank.
10.19(3)         Securities  Purchase  Agreement  dated as of  February 9,
                 2000,  by among the  Registrant,  Thomas  Weisel  Capital
                 Partners  L.P.  and  certain  of its  affiliates  and RKB
                 Capital, L.P.
10.20(3)         Warrant  Agreement dated February 23, 2000 by and between
                 the Registrant,  Thomas Weisel Capital Partners, L.P. and
                 the other parties named therein.
10.21(3)         Registration  Rights Agreement dated February 23, 2000 by
                 and between the Registrant,  the Purchasers and the other
                 parties signatory thereto.
16.1(10)         Letter  from  PricewaterhouseCoopers  LLP dated March 23,
                 1999.
21.1(1)          Subsidiaries of the Registrant.
23.1             Consent of KPMG LLP, Independent Accountants.
23.2             Consent  of   PricewaterhouseCoopers   LLP,   Independent
                 Accountants.
24.1             Power of Attorney.  (Included on Signature Page)
27.1             Financial Data Schedule.

*Represents a management compensation arrangement.

(1) Incorporated by reference to identically numbered exhibits included in the Company's Registration Statement on Form S-1 (File No. 333-04309), as amended.

(2) Incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K (File No. 0-28672) for the year ended December 31, 1998

(3) Incorporated by reference to an exhibit to the Company's Current Report on Form 8-K (File No. 0-28672) dated February 23, 2000.

(4) Incorporated by reference to an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-56501).

(5) Incorporated by reference to an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-10769).

(6) Incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K (File No. 0-28672) for the year ended December 31, 1996.

(7) Incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K (File No. 0-28672) for the year ended December 31, 1997

(8) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-28672) for the quarter ended September 30, 1998.

(9) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-28672) for the quarter ended September 30, 1999

(10)Incorporated by reference to an exhibit to the Company's Current Report on Form 8-K/A (File No. 0-28672) dated March 23, 1999.