Form 10-Q
period 2000-03-31
OPTIKA INC
filed 2000-05-12
CIK 1014920

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

            8,086,956 shares of the Registrant's Common Stock, $.001 par value per share, were outstanding as of May 8, 2000

                                      INDEX

                                                                           PAGE
PART 1 - FINANCIAL INFORMATION

  Item 1 -  Condensed Consolidated Financial Statements

    Condensed Consolidated Balance Sheets as of December 31, 1999 and
      March 31, 2000 (Unaudited)                                              1

    Condensed Consolidated Statements of Operations for the three-month
      periods ended March 31, 1999 and 2000 (Unaudited)                       2

    Condensed Consolidated Statements of Cash Flows for the three-month
      periods ended March 31, 1999 and 2000 (Unaudited)                       3

    Notes to Condensed Consolidated Financial Statements (Unaudited)          4

  Item 2 - Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                                 6

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk        15


PART II - OTHER INFORMATION
  Item 6 - Exhibits and Reports on Form 8-K                                  16

  Signatures                                                                 17

                                   OPTIKA INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                              DECEMBER 31,       MARCH 31,
                                                                                 1999              2000
                                                                            ----------------  ---------------
                                                                                               (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents...........................................     $         3,359   $       14,545
   Short-term investments..............................................               3,823            7,121
   Accounts receivable, net............................................               4,741            3,758
   Other current assets................................................                 555              517
                                                                            ----------------  ---------------
         Total current assets..........................................              12,478           25,941
                                                                            ----------------  ---------------

Fixed assets, net......................................................               2,618            2,636
Deferred tax asset.....................................................               2,946            2,950
Other assets, net......................................................                  55              100
                                                                            ----------------  ---------------
                                                                            $        18,097   $       31,627
                                                                            ================  ===============
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS'
EQUITY
Current liabilities:
   Accounts payable....................................................     $           869   $        1,016
   Accrued expenses....................................................               1,135            1,486
   Accrued compensation expense........................................                 910              664
   Deferred revenue....................................................               3,827            4,139
                                                                            ----------------  ---------------
          Total current liabilities....................................               6,741            7,305
                                                                            ----------------  ---------------

Redeemable Convertible Preferred Stock                                                    -            9,369

Commitments and contingencies Stockholders' equity:
      Common Stock; $.001 par value; 25,000,000 shares authorized;
        7,307,678 and 7,974,343 sares issued and outstanding at
        December 31, 1999 and March 31, 2000, respectively.............                   7                8
      Additional paid-in capital.......................................              18,101           24,601
      Accumulated deficit..............................................              (6,648)          (9,552)
      Accumulated other comprehensive loss.............................                (104)            (104)
                                                                            ----------------  ---------------
          Total  stockholders' equity..................................              11,356           14,953
                                                                            ----------------  ---------------
                                                                            $        18,097   $       31,627
                                                                            ================  ===============

   The accompanying notes are an integral part of these financial statements.

                                   OPTIKA INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)


                                                                           THREE MONTHS ENDED MARCH 31,
                                                                      ---------------------------------------
                                                                             1999                 2000
                                                                             ----                 ----
Revenues:
  Licenses.....................................................        $         2,876       $         1,190
  Maintenance and other........................................                  2,302                 2,637
                                                                      -----------------     -----------------
     Total revenues............................................                  5,178                 3,827

Cost of revenues:
  Licenses.....................................................                    148                   142
  Maintenance and other........................................                    950                 1,055
                                                                      -----------------     -----------------
     Total cost of revenues....................................                  1,098                 1,197
                                                                      -----------------     -----------------

Gross profit...................................................                  4,080                 2,630
                                                                      -----------------     -----------------
Operating expenses:
  Sales and marketing..........................................                  2,699                 2,916
  Research and development.....................................                  1,357                 2,051
  General and administrative...................................                    489                   667
                                                                      -----------------     -----------------

     Total operating expenses..................................                  4,545                 5,634
                                                                      -----------------     -----------------

Loss from operations...........................................                   (465)               (3,004)
Other income, net..............................................                     34                   100
                                                                      -----------------     -----------------

Loss before benefit from income taxes..........................                   (431)               (2,904)
Benefit from income taxes......................................                   (151)                    -
                                                                      -----------------     -----------------
Net loss ......................................................                   (280)               (2,904)
Preferred stock dividend ......................................                      -                  (120)
Accretion of warrants and beneficial conversion feature........                      -                (4,480)
                                                                      -----------------     -----------------
Net loss applicable to common shareholders.....................        $          (280)      $        (7,504)
                                                                      =================     =================

Basic and diluted net loss per common share....................        $         (0.04)      $         (0.99)
                                                                      =================     =================

Basic and diluted weighted average number of common shares
outstanding....................................................                  7,151                 7,548
                                                                      =================     =================

   The accompanying notes are an integral part of these financial statements.

                                   OPTIKA INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                            -----------------------------------
                                                                                   1999               2000
                                                                                   ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...............................................................       $        (280)     $      (2,904)
Adjustments to reconcile net loss to net cash used by operating
   Depreciation and amortization.......................................                 218                290
   Deferred tax benefit................................................                (155)                (4)
   Change in assets and liabilities:
      Accounts receivable, net.........................................                 459                983
      Other assets.....................................................                (229)                (7)
      Accounts payable.................................................                 157                147
      Accrued expenses.................................................                (526)               105
      Deferred revenue.................................................                 184                312
                                                                             ---------------    ---------------

          Net cash used by operations..................................                 (82)            (1,078)
                                                                             ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures...................................................                (116)              (308)
Purchase of short-term investments.....................................              (1,693)            (3,298)
                                                                             ---------------    ---------------

          Net cash used by investing activities........................              (1,809)            (3,606)
                                                                             ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock.................................                 121              1,194
Net proceeds from issuance of redeemable convertible preferred stock
and warrants...........................................................                  --             14,676
                                                                             ---------------    ---------------

          Net cash provided by financing activities....................                 121             15,870
                                                                             ---------------    ---------------

Net increase (decrease) in cash and cash equivalents...................              (1,770)            11,186
Cash and cash equivalents at beginning of period.......................               6,811              3,359
                                                                             ---------------    ---------------
Cash and cash equivalents at end of period.............................       $       5,041      $      14,545
                                                                             ===============    ===============

   The accompanying notes are an integral part of these financial statements.

                                   OPTIKA INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      BASIS OF PRESENTATIONS

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present our consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's (SEC's) rules and regulations. The consolidated results of operations for the period ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999, included in our Annual Report on Form 10-K for the year ended December 31, 1999.

2.      NET LOSS PER COMMON SHARE

     Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding plus all dilutive potential common shares outstanding. During the first quarter of 1999, 102,200 options to purchase our common stock were granted. During the first quarter of 2000, 220,500 options to purchase our common stock were granted.

     Net loss applicable to common shareholders during the quarter ended March 31, 2000 includes certain one-time and recurring adjustments included in the loss per share computation relating to the $15 million convertible preferred stock private placement with Thomas Weisel Capital Partners L.P., which closed on February 23, 2000. The private placement provides funds for the development of Trading Partner Resolution Networks, to increase the market presence of Optika's Acorde family of products, and to aggressively expand the North American sales force. The net loss per share includes a one-time adjustment of $4.4 million that treats the beneficial conversion terms of the preferred stock as a one-time additional return to the preferred shareholders. The beneficial conversion arises from accounting pronouncement requirements to allocate a portion of the $15 million private placement to the issuance of common stock warrants. The net loss per share also includes a recurring adjustment of $192,000 that is comprised of the accumulating 8% dividend on the convertible preferred stock and an allocation of the discount associated with the preferred stock issuance, prorated for the portion of the quarter that the preferred stock was outstanding. The accumulating dividend and the discount allocation will continue until such time as the preferred stock is converted to common stock or redeemed.

The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands except per share data):

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         1999          2000
                                                      -----------------------
Loss Per Share:
 Net loss applicable to common shareholders....       $    (280)  $   (7,504)
 Basic weighted average common shares
    outstanding................................           7,151        7,548
 Basic net loss per common share...............       $   (0.04)  $    (0.99)
Effect of Dilutive Securities:
 Options and warrants..........................              --           --
 Diluted weighted average common shares
    outstanding................................           7,151        7,548
 Diluted net loss per common share.............       $   (0.04)  $    (0.99)

In 2000 and 1999, all options and warrants were excluded from the dilutive stock calculation because of their antidilutive effect on net loss per share.

3.      PREFERRED STOCK TRANSACTION

     On February 23, 2000 we completed the sale of 731,851 shares of Series A Convertible Preferred Stock (the "Preferred Stock") and Warrants (the "Warrants") to purchase an aggregate of 307,298 shares of our common stock to an investor group consisting principally of Thomas Weisel Capital Partners and affiliated entities ("TWCP") for an aggregate purchase price of $15 million. The Preferred Stock has a $0.001 par value; 731,851 shares authorized, issued and outstanding at March 31, 2000; and an aggregate liquidation value of $15.1 million at March 31, 2000. The Preferred Stock can only called for redemption if, after one year, our common stock trades above $40.992 per share for a specific period of time. Until then, it accrues a cumulative dividend of eight percent (8%) per annum. The Preferred Stock is subject to mandatory redemption provisions on the eighth anniversary of the issuance for cash equal to the stated liquidation preference plus accumulated unpaid dividends. The Preferred Stock is convertible to common stock at the holder's option based upon the conversion formula as defined in the Preferred Stock Certificate of Designation. In connection with the private placement we also are required to make various representations and warranties to TWCP and are obligated to indemnify them in connection with any breach of such representations and warranties up to a maximum of $15 million for a period of one year, with certain exceptions and limitations. We also assumed an obligation to register the shares of our common stock underlying the Preferred Stock and Warrants.

4.      CONTINGENCIES

     We are, from time to time, subject to certain claims, assertions or litigation by outside parties as part of its ongoing business operations. The outcome of any such contingencies are not expected to have a material adverse effect upon our business, results of operations and financial condition. We are currently not a party to any material legal proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This management's discussion and analysis of financial condition and results of operations includes a number of forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to risks and uncertainties, including those discussed below and those under the caption "Business Risks", that could cause actual results to differ materially from historical results or those anticipated.

OVERVIEW

     Optika is a provider of business-to-business electronic commerce solutions. By leveraging the technology of the Internet, our software bridges the gap between paper and electronic commerce across the enterprise and throughout supply chains.

     The license of our software products is typically an executive-level decision by prospective end-users and generally requires us and our Advantage Partners, or APs, or Original Equipment Manufacturer, or OEMs, to engage in a lengthy and complex sales cycle (typically between six and twelve months from the initial contact date). We distribute our products through a direct sales force and a network of APs and OEMs. For 1999, approximately 71% of our license revenues were derived from our APs, approximately 3% of our license revenues were derived from sales by OEMs and the remaining license fees were derived from direct sales. However, no individual AP accounted for more than 10% of our total revenues. For the years ended December 31, 1997, 1998 and 1999, we generated approximately 23%, 24% and 17%, respectively, of our total revenues from international sales. Our revenues consist primarily of license revenues, which are comprised of one-time fees for the license of our products; service revenues; and maintenance revenues, which are comprised of fees for upgrades and technical support. Our APs and OEMs, which are responsible for the installation and integration of the software for their customers, enter into sales agreements with the end-user, and purchase software directly from us. We license software directly to the end-user through software license agreements. Annual maintenance agreements are also entered into between the APs and OEMs and the end-user, and the APs and OEMs then purchase maintenance services directly from us. For fiscal years 1998 and 1999, approximately 60% and 53%, respectively, of our total revenues were derived from software licenses and approximately 28% and 33%, respectively, of our total revenues were derived from maintenance agreements. For fiscal years 1998 and 1999, other revenues, which are comprised of training, consulting and implementation services, and third-party hardware and software products, accounted for 12% and 14%, respectively, of our total revenues.

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

REVENUES

     Total revenues decreased 26% from $5.2 million for the quarter ended March 31, 1999 to $3.8 million for the quarter ended March 31, 2000.

     LICENSES. License revenues decreased 59% from $2.9 million during the quarter ended March 31, 1999 to $1.2 million for the quarter ended March 31, 2000. License revenues represented 56% and 31% of the total revenues for the quarter ended March 31, 1999 and 2000, respectively. The decrease in license revenues during the first quarter of 2000 is primarily a result of our focus on the development of the Optika Acorde family of products and the events surrounding its promotion. License revenues generated outside of the United States accounted for approximately 25% of our revenues for the quarter ended March 31, 2000, compared to 14% in the corresponding prior period. The increase in international revenues as a percentage of total revenue is a result of slow first quarter sales in the United States.

     MAINTENANCE AND OTHER. Maintenance revenues, exclusive of other revenue, increased 21% from $1.6 million during the quarter ended March 31, 1999, to $1.9 million for the quarter ended March 31, 2000. Maintenance revenue represented 31% and 50% of the total revenues for the quarter ended March 31, 1999 and 2000, respectively. This increase was primarily a result of an increase in the number of installed systems. Other revenue, consisting primarily of consulting services, training and consulting fees represented 13% and 19% of total revenues for the quarter ended March 31, 1999 and 2000, respectively. The increase in other revenue as a percentage of total revenue was primarily due to increased consulting, project management and implementation services resulting from the our direct sales efforts.

COST OF REVENUES

     LICENSES. Cost of licenses consist primarily of royalty payments to third-party vendors and costs of product media, duplication, packaging and fulfillment. Cost of licenses decreased slightly from $148,000 or 5% of license revenues to $142,000 or 12% of license revenues for the quarter ended March 31, 1999 and 2000, respectively. The decrease in absolute dollar cost of licenses was attributable to the decreased license revenue.

     MAINTENANCE AND OTHER. Costs of maintenance and other consist of the direct and indirect costs of providing software maintenance and support, training and consulting services to our APs, OEMs and end-users, and the cost of third-party software products. Cost of maintenance and other increased in absolute dollars from $950,000 or 41% of maintenance and other revenues to $1,055,000 or 40% of maintenance and other revenues for the quarters ended March 31, 1999 and 2000, respectively. The absolute dollar increase in cost of maintenance and other is primarily a result of the direct costs associated with the increased number of service and consulting contracts.

OPERATING EXPENSES

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising and promotional expenses. Sales and marketing expenses increased from $2.7 million, or 52% of total revenues, for the quarter ended March 31, 1999 to $2.9 million, or 76% of total revenues, for the quarter ended March 31, 2000. The increase in sales and marketing expenses is primarily attributable to costs associated with the promotion of the Optika Acorde family of products and the increase of sales staff in the United States. We anticipate that sales and marketing expenses will increase in absolute dollars in future quarters as we continue to build our North American sales staff.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, contractors, as well as the cost of facilities and equipment. Research and development expenses increased from $1.4 million, or 26% of total revenues, for the quarter ended March 31, 1999 to $2.1 million, or 54% of total revenues, for the quarter ended March 31, 2000. The absolute dollar increase in research and development is primarily the result of the continued cost to develop the Optika Acorde family of products. We anticipate that research and development expenses will continue at this level throughout the year.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel, and outside professional fees. General and administrative expenses increased from $489,000, or 9% of total revenues, for the quarter ended March 31, 1999 to $667,000, or 17% of total revenues, for the quarter ended March 31, 2000. The increase in general and administrative expenses was primarily due to costs associated with hiring and retaining staff, legal and accounting costs associated with revising and updating certain employee benefit plans and certain tax - related charges related to the exercise of options under our non-qualified stock option plan. We anticipate that these charges will decrease in future quarters.

     OTHER INCOME, NET. Other income, net consists primarily of interest earned on our investing activities and foreign currency translation adjustments. Net other income was $34,000 during the quarter ended March 31, 1999 compared to net other income of $100,000 during the quarter ended March 31, 2000, primarily as a result of interest income derived from the proceeds of our preferred stock issuance.

     BENEFIT FROM INCOME TAXES. We have recorded a valuation allowance against our carryforward tax benefits to the extent that we believe that it is more likely than not all of such benefits will not be realized in the near term. Our assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular we considered both our historical results and our projections of profitability for only reasonably foreseeable future periods. Our realization of the recorded net deferred tax assets is dependent on future taxable income and therefore, we cannot assure you that such benefits will be realized.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at March 31, 2000 was $14.5 million, increasing by approximately $11.2 million from December 31, 1999. The increase in cash and cash equivalents is primarily due to the proceeds from the preferred stock transactions offset by the 2000 first quarter net loss and capital expenditures associated with additional computer equipment.

     For the quarter ended March 31, 1999, net cash used by operating activities was $82,000 compared to net cash used by operating activities of $1.1 million for the quarter ended March 31, 2000. The cash used by operating activities for the quarter ended March 31, 2000 was a direct result of the first quarter net loss.

     Cash used by investing activities was $1.8 million for the quarter ended March 31, 1999 compared to cash used of $3.6 million for the quarter ended March 31, 2000. The cash used in investing activities is primarily due to the purchase of marketable securities during the first quarter of 1999 and the first quarter of 2000.

     Cash provided by financing activities was $121,000 for the quarter ended March 31, 1999. Cash provided by financing activities was $15.9 million for the quarter ended March 31, 2000. Cash provided by financing activities resulted primarily from proceeds from the private placement of preferred stock and warrants for approximately $14.6 of proceeds, net of issuance costs.

     At March 31, 2000, our principal sources of liquidity included cash and short-term investments of $21.6 million. In addition, we have a secured credit facility for up to $3.0 million, bearing interest at the bank's prime rate. As of March 31, 2000, the Company had $2.8 million available for borrowing and no other debt outstanding.

     We believe that our current cash and short-term investments, together with anticipated cash flow from operations and our bank credit facility, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we may require additional funds to support such activity through public or private equity financing or from other sources. Additional financing may not be available at all, or if available, such financing may not be obtainable on terms favorable to us and may be dilutive.

YEAR 2000

     We have experienced no significant "Year 2000" issues in either our own products or internal systems. Although, we are not aware of any "Year 2000" issues, now or in the future, which could have a material adverse effect on us, such problems may not be evident now, but may become evident in the future

BUSINESS RISKS

     In evaluating our business, you should carefully consider the business risks discussed in this section.

     FLUCTUATION IN OUR OPERATING RESULTS MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE. Our sales and other operating results have varied significantly in the past and will likely vary significantly in the future as a result of factors such as:

o   The size and timing of significant orders and their fulfillment

o Customer acceptance of Application Service Provider, or ASP, operations and our ability to successfully create and profitably operate an ASP operation, with which we have very limited prior experience

o Rate of rollout, demand and customer adoption of our product offerings, including, in particular, our products and solutions used to establish Trading Partner Resolution Networks, or TPRNs

o Ability of third party products embedded or to be embedded in our products and our ability to negotiate license agreements with such third parties on favorable terms

o   Changes in pricing policies by us or our competitors

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

o   Customization and integration problems with the end-user's legacy system

o   Changes in our business strategy

o   Changes in accounting pronouncements

o   The level of international expansion and foreign currency exchange rates

o   Seasonal trends

     A significant portion of our revenues have been, and we believe will continue to be, derived from a limited number of orders, and the timing of such orders and their fulfillment have caused, and are expected to continue to cause, material fluctuations in our operating results. Revenues are also difficult to forecast because the markets for our products are rapidly evolving, and our sales cycle and the sales cycle of our APs and OEMs is lengthy and varies substantially from end-user to end-user. To achieve our quarterly revenue objectives, we depend upon obtaining orders in any given quarter for shipment in that quarter. Product orders are typically shipped shortly after receipt; consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's revenues. Furthermore, we have often recognized most of our revenues in the last month, or even in the last weeks or days, of a quarter. Accordingly, a delay in shipment near the end of a particular quarter may cause revenues in a particular quarter to fall significantly below our expectations and may materially adversely affect our operating results for such quarter. Conversely, to the extent that significant revenues occur earlier than expected, operating results for subsequent quarters may fail to keep pace with results of previous quarters or even decline. We also have recorded generally lower sales in the first quarter than in the immediately preceding fourth quarter, as a result of, among other factors, end-users' purchasing and budgeting practices and our sales commission practices. To the extent that future international operations constitute a higher percentage of total revenues, we anticipate that we may also experience relatively weaker demand in the third quarter as a result of reduced sales in Europe during the summer months. Significant portions of our expenses are relatively fixed in the short term. Accordingly, if revenue levels fall below expectations, operating results are likely to be disproportionately and adversely affected. As a result of these and other factors, we believe that our quarterly operating results will vary in the future, and that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Furthermore, due to all of the foregoing factors, it is likely that in some future quarter our operating results will be below the expectations of public market analysts and investors. In such event, the price of our common stock would likely decline and such decline could be significant.

     OUR BUSINESS WILL SUFFER IF WE FAIL TO SUCCESSFULLY ADAPT OUR PRODUCT OFFERINGS TO THE APPLICATION SERVICE PROVIDER, OR ASP, DELIVERY MODEL. In February 2000, we announced our intentions to distribute our product through an ASP delivery model, as well as our traditional distribution channels. We have limited experience in developing, selling and delivering products for an ASP delivery model. Further, customers may not accept the ASP model of distribution. Our inability, for technological or other reasons, to architect and to configure, in a timely manner, the products that allow their profitable use in an ASP model or customers' failure to accept the ASP delivery model, would harm our business and results of operations.

     THE SUCCESS OF OUR BUSINESS DEPENDS UPON OUR ABILITY TO HIRE, RETAIN AND INTEGRATE HIGHLY SKILLED PERSONNEL. Most of our senior management team has joined us within the last five years. These individuals may not be able to achieve and manage growth, if any, or build an infrastructure necessary for us to operate. Our ability to compete effectively and to manage any future growth will require that we continue to assimilate new personnel and to expand, train and manage its work force. Our future performance depends to a significant degree upon the continuing contributions of our key management, sales, marketing, customer support, and product development personnel. We have at times experienced, and continue to experience, difficulty in recruiting qualified personnel, particularly in sales, software development and customer support. We believe that there may be only a limited number of persons with the requisite skills to serve in those positions, and that it may become increasingly difficult to hire such persons. Competitors and others have in the past, and may in the future, attempt to recruit our employees. We have from time to time experienced turnover of key management, sales and technical personnel. The loss of key management, sales or technical personnel, or the failure to attract and retain key personnel, could harm our business.

     ANY DISCONTINUATION OR DISRUPTION OF OUR RELATIONSHIPS WITH APS AND OEMS OR COMPETITION FROM THEM COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION. Our future results of operations will depend on the success of our marketing and distribution strategy, which has relied, to a significant degree, upon APs and OEMs to sell and install our software, and provide post-sales support. These relationships are usually established through formal agreements that generally do not grant exclusivity, do not prevent the distributor from carrying competing product lines and do not require the distributor to purchase any minimum dollar amount of our software. Some APs may not continue to represent Optika or sell our products. Other APs, some of which have significantly greater financial marketing and other resources than us, may not develop or market software products that compete with our products or may otherwise discontinue their relationship with, or support of, us. Some of our APs are small companies that have limited financial and other resources that could impair their ability to pay us. Our strategy may not be successful and our strategy may adversely impact sales through our APs and OEMs. Our OEMs occasionally compete with our APs and us. Selling through indirect channels may also hinder our ability to forecast sales accurately, evaluate customer satisfaction, provide quality service and support or recognize emerging customer requirements.

     OUR SALES STRATEGY MAY NOT BE SUCCESSFUL. During 1998, we altered our sales strategy with the introduction of a direct sales team, but we had limited experience in marketing and selling our products on a direct sales basis. Consequently, we may not be successful in achieving a significant level of direct sales on a timely basis, or at all. Our strategy of marketing our products directly and indirectly (through APs and OEMs) may result in distribution channel conflicts. To the extent that Optika, APs and OEMs target the same customers, they may come into conflict with each other. Channel conflict could materially and adversely affect our relationship with existing APs and OEMs, or adversely affect our ability to attract new APs and OEMs. Our loss of a number of our more significant APs or OEMs, our inability to obtain qualified new APs or OEMs, or to obtain access to the channels of distribution offering software products to our targeted markets, or the failure of APs or OEMs to pay us for our software, could have a material adverse effect on our business and results of operations.

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

     WE RELY ON THIRD PARTY LICENSES OF SOFTWARE WE INCORPORATE INTO OUR PRODUCTS. THE UNAVAILABILITY OF SUCH LICENSES WOULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS. We license software from third parties, which is incorporated into our products. These licenses expire from time to time. These third-party software licenses may not continue to be available to us on commercially reasonable terms. The loss of, or inability to maintain, any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated, which in turn could materially and adversely affect our businessand financial condition. In addition, we generally do not have access to source code for the software supplied by these third parties. Certain of these third parties are small companies that do not have extensive financial and technical resources. If any of these relationships were terminated or if any of these third parties were to cease doing business, we may be forced to expend significant time and development resources to replace the licensed software. Such an event would have a material adverse effect upon our business and results of operations.

     WE HAVE LIMITED PRODUCT OFFERINGS AND OUR BUSINESS WILL SUFFER IF DEMAND FOR OUR PRODUCTS DECLINES OR FAILS TO DEVELOP AS WE EXPECT. Optika Acorde (formerly Optika eMedia) accounts for substantially all of our current license revenue. Our future financial performance will depend in general on the continued transition from imaging software to e-business, and in particular on the successful development, introduction and customer acceptance of new and enhanced versions of our existing software product offerings, particularly our recently announced TPRN products. Such markets, primarily the market for our TPRN products, may not grow and we may not be successful in developing and marketing these or any other products, and these products may not achieve widespread customer acceptance. If the e-business software market grows more slowly than we currently anticipate, our business would be materially and adversely affected. In addition, when TPRN products constitute a greater share of our revenues, we will become increasingly subject to many of the risks faced by companies that are dependent on the growth of the Internet. These risks include, but are not limited to, the possibility that the Internet will fail to achieve broad acceptance as a business-to-business electronic commerce medium, a relatively new and unproven business model, our ability to anticipate and adapt to a rapidly developing market, and that many well-financed Internet companies may seek to enter our market niche. The rollout of the TPRN products will require us to become proficient in areas such as becoming an application service provider, which are unfamiliar to us. We may not be successful in launching our TPRN products, and we may encounter unexpected delays or costs in such rollout, and any such failures could have a material adverse effect on our business and results or operations.

     DELAYS IN THE LENGTHY AND COMPLEX SALES AND IMPLEMENTATION CYCLES OF OUR CUSTOMERS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND OUR BUSINESS. The license of our software products is typically an executive-level decision by prospective end-users, and generally requires us and our APs and OEMs to engage in a lengthy and complex sales cycle (typically between six and twelve months from the initial contact date). In addition, the implementation by customers of our products may involve a significant commitment of resources by such customers over an extended period of time. For these and other reasons, the sales and customer implementation cycles are subject to a number of significant delays over which we have little or no control. Our future performance also depends upon the capital expenditure budgets of our customers and the demand by such customers for our products. Certain industries to which we sell our products, such as the financial services industry, are highly cyclical. Our operations may in the future be subject to substantial period-to-period fluctuations as a consequence of such industry patterns, domestic and foreign economic and other conditions, and other factors affecting capital spending. Such factors may have a material adverse effect on our business and results of operations.

     INTENSE COMPETITION FOR OUR PRODUCT OFFERINGS CAN HAVE AN ADVERSE AFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION. The market for our product offerings is intensely competitive and can be significantly affected by new product introductions and other market activities of industry participants. We anticipate that the TPRN market will also be highly competitive and subject to competitive forces that do not currently exist. Our competitors offer a variety of products and services to address the emerging market for e-business solutions. Because our products are designed to operate in non-proprietary computing environments and because of low barriers to entry in the e-business market, we expect additional competition from established and emerging companies, as the market for e-business continues to evolve. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties, to increase the ability of their products to address the needs of our prospective customers. In addition, several competitors have recently made, or attempted to make, acquisitions to enter the market or increase their market presence. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on our business and results of operations. We may not be able to compete successfully against current or future competitors.

     OUR COMPETITORS HAVE SIGNIFICANTLY GREATER RESOURCES THAN WE DO. WE MAY NOT HAVE THE RESOURCES NECESSARY TO SUCCESSFULLY COMPETE IN OUR MARKET. Many of our current and potential competitors are substantially larger than we are, have significantly greater financial, technical and marketing resources and have established more extensive channels of distribution. As a result, such competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide added functionality and other features. Successful new product introductions or enhancements by our competitors could cause a significant decline in sales or loss of market acceptance of our products and services, result in continued intense price competition, or make our products and services or technologies obsolete or noncompetitive. To be competitive, we will be required to continue to invest significant resources in research and development, and in sales and marketing. We may not have sufficient resources to make such investments and we may not be able to make the technological advances necessary to be competitive.

     EXPANSION OF OUR OPERATIONS HAS RESULTED AND WILL CONTINUE TO RESULT IN SIGNIFICANT EXPENDITURES AND STRAINS ON OUR RESOURCES, WHICH MAY ADVERSELY AFFECT OUR RESULTS. We have increased and intend to continue to increase the scale of our operations, which creates significant expenditures. The increased scale of operations has resulted and will result in significantly higher operating expenses, which are expected to continue to increase significantly in the future. If our revenues do not correspondingly increase, our results of operations would be materially and adversely affected. Expansion of our operations may impose a significant strain on our management, financial and other resources. In this regard, any significant revenue growth will depend in significant part upon expansion of our marketing, sales and AP support capabilities. This expansion will continue to require significant expenditures to build the necessary infrastructure. Our efforts to expand our marketing, sales and customer support may not be successful and may not result in additional revenues or profitability in any future period.

     WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY AND WE MAY BE EXPOSED TO INFRINGEMENT CLAIMS BY THIRD PARTIES. Our performance depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. We rely on a combination of copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, which are measures that afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products, or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate, and competitors may independently develop similar technologies. Third parties may claim infringement by our products of their intellectual property rights. We expect that software product developers will increasingly be subject to infringement claims if the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, and regardless of the outcome of any litigation, will be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. A successful claim of infringement against our products and failure or inability to license the infringed or similar technology may adversely affect our business and results of operations.

     WE RELY UPON AND INTEND TO INCREASE OUR INTERNATIONAL SALES ACTIVITIES, WHICH SUBJECTS US TO ADDITIONAL BUSINESS RISKS. Sales outside the United States accounted for approximately 23%, 24% and 17% of our revenues in 1997, 1998 and 1999, respectively. We intend to expand our international operations, third-party distributor relationships and hiring of additional sales representatives, each of which involves a significant investment of time and resources. We may not be successful in expanding our international operations. In addition, we have only limited experience in developing localized versions of our products and cannot assure you that we will be able to successfully localize, market, sell and deliver our products internationally. Our inability to successfully expand our international operations in a timely manner, or at all, could materially and adversely affect our business and results of operations. Our international revenues may be denominated in foreign currencies or the U.S. dollar. We do not currently engage in foreign currency hedging transactions; as a result, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies, could make our software less price-competitive, and could have a material adverse effect upon our business, results of operations, and financial condition.

     OUR PRODUCTS ARE COMPLEX AND MAY CONTAIN DEFECTS THAT WOULD LEAD TO INCREASED COSTS, REDUCTION OF NET REVENUES AND DAMAGE TO OUR REPUTATION. Our license agreements typically contain provisions designed to limit our exposure to potential product liability claims. These limitations of liability provisions may not be effective under the laws of certain jurisdictions. The sale and support of our products may entail the risk of such claims, and we cannot assure you that we will not be subject to such claims in the future. A successful product liability claim against us could have a material adverse effect upon our business and results of operations. Software products such as those we offer frequently contain errors or failures, especially when first introduced or when new versions are released. We have in the past released products that contained defects, and have discovered software errors in certain of our new products and enhancements after introduction. We could in the future lose or delay recognition of revenues as a result of software errors or defects, the failure of our products to meet customer specifications or otherwise. Our products are typically intended for use in applications that may be critical to a customer's business. As a result, we expect that our customers and potential customers have a greater sensitivity to product defects than the market for general software products. Despite our testing and testing by current and potential customers, errors or defects may be found in new products or releases after commencement of commercial shipments, and our products may not meet customer specifications, resulting in loss or deferral of revenues, diversion of resources, damage to our reputation, or increased service and warranty and other costs, any of which could have a material adverse effect upon our business and operating results.

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

o   Adoption of new accounting standards affecting the software industry

o   Changes in financial estimates by securities analysts and others

o   General market conditions

o   Other factors that may be unrelated to us or our performance

In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of technology companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against such company. Such litigation may be brought against us in the future. Such litigation, regardless of its outcome, would result in substantial costs and a diversion of management's attention and resources that could have a material adverse effect upon our business and results of operations.

     OUR EXISTING STOCKHOLDERS COULD TAKE ACTIONS THAT ARE NOT IN YOUR BEST INTEREST. Holders of our Series A Preferred Stock and members of our Board of Directors and our executive officers, together with members of their families and entities that may be deemed affiliates of, or related to, such persons or entities, beneficially own, as of May 8, 2000, approximately 36% of the outstanding shares of our voting stock. Accordingly, these stockholders could, if acting in concert, be able to substantially influence the election of all members of our Board of Directors and determine the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions.

     PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL OF OUR COMPANY, EVEN IF SUCH A CHANGE IN CONTROL WOULD BE BENEFICIAL TO THE STOCKHOLDERS. Certain provisions of our Certificate of Incorporation, equity incentive plans, Bylaws, and Delaware law may discourage certain transactions involving a change in control of our company. Our classified Board of Directors and the ability of the Board of Directors to issue "blank check" preferred stock without further stockholder approval, may have the effect of delaying, deferring or preventing a change in our control and may also affect the market price of our stock.

     RISKS ASSOCIATED WITH RECENTLY COMPLETED FINANCING. On February 23, 2000 we completed the sale of $15.0 million of Series A Convertible Preferred Stock and warrants to purchase our common stock to an investor group consisting principally of Thomas Weisel Capital Partners and affiliated entities, or TWCP. The preferred stock can only be redeemed if, after one year, our stock trades above a specified price level for a period of time. Until then, it accrues a cumulative dividend of eight percent (8%) per annum. In connection with the financing, we were also required to make various representations and warranties to TWCP and are obligated to indemnify them in connection with any breach of such representations and warranties up to a maximum of $15 million for a period of one year, with certain exceptions and limitations. We also assumed an obligation to register the shares of our common stock underlying the preferred stock and the warrants.

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of March 31, 2000 we had $7.1 million in short-term investments that are sensitive to market risks. Our investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. We do not own any derivative financial instruments. Due to the nature of our investment portfolio we are primarily subject to interest rate risk.

     Our investment portfolio includes fixed rate debt instruments that are primarily United States government and agency bonds of duration ranging from one to five years. The market value of these bonds is subject to interest rate risk, and could decline in value if interest rates increase. Any material change in the interest rates would have a material change in the market value of our debt instruments. A hypothetical increase or decrease in market interest rates by 10% from March 31, 2000 would cause the fair market value of these short-term investments to change by an insignificant amount. Although the market value of these short-term investments would change due to the interest rate fluctuation, we have the ability to hold the investments to maturity, which would reduce overall market risk.

     PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K


(a)     Exhibits

        27     Financial data schedule.

(b)     Reports on Form 8-K

        During the period covered by this report, we filed the following reports on Form 8-K:

        Form 8-K dated February 9, 2000, reporting the execution of a definitive agreement for a $15 million investment in Optika by Thomas Weisel Capital Partners L.P., under Items 5, Other Events, and Item 7, Financial Statements and Exhibits.

        Form 8-K dated February 23, 2000, reporting the completed sale of Series A Convertible Preferred Stock and warrants to purchase shares of the common stock of Optika to Thomas Weisel Capital Partners L.P., certain of its affiliates and RKB Capital L.P., under Item 5, Other Events, and
        Item 7, Financial Statements and Exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            OPTIKA INC.
                                                           (Registrant)




               5/12/00                        /S/   MARK K. RUPORT
        ---------------------               -------------------------------
               (Date)                               Mark K. Ruport
                                           President, Chief Executive Officer
                                               and Chairman of the Board

               5/12/00                       /S/    STEVEN M. JOHNSON
        ---------------------               --------------------------------
               (Date)                               Steven M. Johnson
                                             Chief Financial Officer, Vice
                                           President Finance and Administration,
                                          Secretary and Chief Accounting Officer