Form 10-Q
period 2000-06-30
OPTIKA INC
filed 2000-08-14
CIK 1014920

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000


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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.

    8,090,556 shares of the Registrant's Common Stock, $.001 par value per share, were outstanding as of August 1, 2000.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

 Item 1 -  Condensed Consolidated Financial Statements

   Condensed Consolidated Balance Sheets as of December 31, 1999
    and June 30, 2000 (Unaudited)                                             1

   Condensed Consolidated Statements of Operations for the three-month
    and six-month periods ended June 30, 1999 and 2000 (Unaudited)            2

   Condensed Consolidated Statements of Cash Flows for the six-month
    periods ended June 30, 1999 and 2000 (Unaudited)                          3

   Notes to Condensed Consolidated Financial Statements (Unaudited)           4

 Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 6

 Item 3 - Quantitative and Qualitative Disclosures About Market Risk         15


PART II - OTHER INFORMATION

 Item 4 - Submission of Matters to Vote of Securities                        16

 Signatures                                                                  17


                                  OPTIKA INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                             December 31,        June 30,
                                                                                 1999              2000
                                                                            ----------------  ---------------
                                                                                               (unaudited)
Assets
Current assets:
   Cash and cash equivalents...........................................        $      3,359      $     8,211
   Short-term investments..............................................               3,823           10,404
   Accounts receivable, net............................................               4,741            3,410
   Other current assets................................................                 555              629
                                                                            ----------------  ---------------
         Total current assets..........................................              12,478           22,654
                                                                            ----------------  ---------------

Fixed assets, net......................................................               2,618            2,655
Deferred tax asset, net................................................               2,946            2,960
Other assets, net......................................................                  55              261
                                                                            ----------------  ---------------
                                                                               $     18,097      $    28,530
                                                                            ================  ===============
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable....................................................        $        869      $     1,046
   Accrued expenses....................................................               1,135            1,239
   Accrued compensation expense........................................                 910              748
   Deferred revenue....................................................               3,827            3,718
                                                                            ----------------  ---------------
          Total current liabilities....................................               6,741            6,751
                                                                            ----------------  ---------------

Redeemable convertible preferred stock.................................                   -            9,852

Commitments and contingencies
Stockholders' equity:
  Common stock;  $.001 par value;  25,000,000 shares  authorized;
   7,307,678 and 8,086,956 shares issued and outstanding at
   December 31, 1999 and June 30, 2000, respectively...................                   7                8
  Additional paid-in capital...........................................              18,101           24,338
  Accumulated deficit..................................................              (6,648)         (12,295)
  Accumulated other comprehensive loss.................................                (104)            (124)
                                                                            ----------------  ---------------
          Total  stockholders' equity..................................              11,356           11,927
                                                                            ----------------  ---------------
                                                                               $     18,097      $    28,530
                                                                            ================  ===============

   The accompanying notes are an integral part of these financial statements.

                                  OPTIKA INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)


                                                       Three Months Ended June 30,         Six Months Ended June 30,
                                                       ----------------------------       ----------------------------
                                                             1999         2000                  1999         2000
                                                             ----         ----                  ----         ----
Revenues:
   Licenses........................................    $     2,311   $    1,689           $     5,187   $    2,879
   Maintenance and other...........................          2,646        2,813                 4,948        5,450
                                                           --------     --------              --------     --------
      Total revenues...............................          4,957        4,502                10,135        8,329

Cost of revenues:
   Licenses........................................            142           96                   290          238
   Maintenance and other...........................            975        1,216                 1,925        2,271
                                                           --------     --------              --------     --------
      Total cost revenues..........................          1,117        1,312                 2,215        2,509
                                                           --------     --------              --------     --------

Gross profit.......................................          3,840        3,190                 7,920        5,820

Operating expenses:
   Sales and marketing.............................          2,738        3,443                 5,437        6,359
   Research and development........................          1,302        2,171                 2,659        4,222
   General and administrative......................            491          534                   980        1,201
                                                           --------     --------              --------     --------
      Total operating expenses.....................          4,531        6,148                 9,076       11,782
                                                           --------     --------              --------     --------

Loss from operations...............................           (691)      (2,958)               (1,156)      (5,962)
Other income, net..................................             33          216                    67          316
                                                           --------     --------              --------     --------

Loss before benefit from income taxes..............           (658)      (2,742)               (1,089)      (5,646)
Benefit from income taxes..........................           (230)          -                   (381)          -
                                                           --------     --------              --------     --------

Net loss...........................................           (428)      (2,742)                 (708)      (5,646)
Preferred stock dividend...........................             -          (303)                   -          (423)
Accretion of warrants and beneficial conversion
 feature...........................................             -          (181)                   -        (4,662)
                                                           --------     --------              --------     --------

Net loss applicable to common shareholders.........     $     (428)   $  (3,226)            $    (708)   $ (10,731)
                                                           ========     ========              ========     ========


Basic and diluted net loss per common share........     $    (0.06)   $   (0.40)            $   (0.10)   $   (1.38)
                                                           ========     ========              ========     ========

Basic and diluted weighted average number of common
shares outstanding.................................          7,176        8,050                 7,164        7,799
                                                           ========     ========              ========     ========

   The accompanying notes are an integral part of these financial statements.

                                  OPTIKA INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In thousands)

                                                                                Six Months Ended June 30,
                                                                             ---------------------------------
                                                                                  1999              2000
                                                                                  ----              ----
Cash Flows From Operating Activities:
Net Loss...............................................................            $    (708)        $ (5,646)
Adjustments to reconcile net loss to net cash used by operating activies:
   Depreciation and amortization.......................................                  467              480
   Deferred tax benefit................................................                 (415)             (14)
   Change in assets and liabilities:
      Accounts receivable, net.........................................                1,111            1,331
      Other assets.....................................................                 (233)            (281)
      Accounts payable.................................................                  111              177
      Accrued expenses.................................................                 (534)             (58)
      Deferred revenue.................................................                  131             (109)
                                                                             ----------------  ---------------

       Net cash used by operations.....................................                  (70)          (4,120)
                                                                             ----------------  ---------------

Cash Flows From Investing Activities:
Capital expenditures...................................................                 (255)            (517)
Purchase of short-term investments.....................................               (2,852)          (6,601)
                                                                             ----------------  ---------------

       Net cash used by investing activities...........................               (3,107)          (7,118)
                                                                             ----------------  ---------------

Cash Flows From Financing Activities:
Proceeds from issuance of common stock.................................                  134            1,414
Net proceeds from issuance of redeemable convertible preferred stock and
 warrants..............................................................                   --           14,676
                                                                             ----------------  ---------------

       Net cash provided by financing activities.......................                  134           16,090
                                                                             ----------------  ---------------

Net increase (decrease) in cash and cash equivalents...................               (3,043)           4,852
Cash and cash equivalents at beginning of period.......................                6,811            3,359
                                                                             ----------------  ---------------
Cash and cash equivalents at end of period.............................            $   3,768         $  8,211
                                                                             ================  ===============

   The accompanying notes are an integral part of these financial statements.

                                  OPTIKA INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      Basis of Presentations

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present our consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's (SEC's) rules and regulations. The consolidated results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999, included in our Annual Report on Form 10-K for the year ended December 31, 1999.

2.      Net Loss Per Common Share

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earning per share is computed using the weighted average number of common shares outstanding plus all dilutive potential common shares outstanding. During the first half of 1999, 395,700 options to purchase our common stock were granted. During the first half of 2000, 592,890 options to purchase our common stock were granted.

     Net loss applicable to common shareholders during the quarter and six months ended June 30, 2000 includes certain one-time and recurring adjustments included in the loss per share computation relating to the $15 million convertible preferred stock private placement with Thomas Weisel Capital Partners L.P., which closed on February 23, 2000. The private placement provides funds for the development of Trading Partner Resolution Networks, to increase the market presence of Optika's Acorde family of products, and to aggressively expand the North American sales force. The net loss per share includes a one-time adjustment of $4.4 million that treats the beneficial conversion terms of the preferred stock as a one-time additional return to the preferred shareholders. The beneficial conversion arises from accounting pronouncement requirements to allocate a portion of the $15 million private placement to the issuance of common stock warrants. The net loss per share also includes a recurring adjustment that is comprised of the accumulating 8% dividend on the convertible preferred stock and an allocation of the discount associated with the preferred stock issuance, prorated for the portion of the quarter that the preferred stock was outstanding. The accumulating dividend and the discount allocation will continue until such time as the preferred stock is converted to common stock or redeemed.

The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands except per share data):


                                                        Quarter Ended       Six Months Ended
                                                           June 30,             June 30,
                                                      -----------------     -----------------
                                                        1999      2000        1999      2000
                                                        ----      ----        ----      ----
Loss Per Share:
  Net loss applicable to common shareholders...      $   (428) $ (3,226)   $   (708) $ (10,731)
  Basic weighted average common shares
   outstanding.................................         7,176     8,050       7,164      7,799
  Basic net loss per common share..............      $  (0.06) $  (0.40)   $  (0.10) $   (1.38)
Effect of Dilutive Securities:
  Options and warrants.........................            --        --          --         --
  Diluted weighted average common shares
   outstanding.................................         7,176     8,050       7,164      7,799
  Diluted net loss per common share............      $  (0.06) $  (0.40)   $  (0.10) $   (1.38)

In 2000 and 1999, all options and warrants were excluded from the dilutive stock calculation because of their antidilutive effect on net loss per share.

3.      Preferred Stock Transaction

     On February 23, 2000 we completed the sale of 731,851 shares of Series A Convertible Preferred Stock (the "Preferred Stock") and Warrants (the "Warrants) to purchase an aggregate of 307,298 shares of our common stock to an investor group consisting principally of Thomas Weisel Capital Partners and affiliated entities ("TWCP") for an aggregate purchase price of $15 million. The Preferred Stock has a $0.001 par value; 731,851 shares authorized, issued and outstanding at June 30, 2000; and an aggregate liquidation value of $15.4 million at June 30, 2000. The Preferred Stock can only be called for redemption if, after one year, our common stock trades above $40.992 per share for a specific period of time. Until then, it accrues a cumulative dividend of eight percent (8%) per annum. The Preferred Stock is subject to mandatory redemption provisions on the eighth anniversary of the issuance for cash equal to the stated liquidation preference plus accumulated unpaid dividends. The Preferred Stock is convertible to common stock at the holder's option based upon the conversion formula as defined in the Preferred Stock Certificate of Designation. In connection with the private placement we also are required to make various representations and warranties to TWCP and are obligated to indemnify them in connection with any breach of such representations and warranties up to a maximum of $15 million for a period of one year, with certain exceptions and limitations. We also assumed an obligation to register the shares of our common stock underlying the Preferred Stock and Warrants.

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

     We adopted the provisions of Statement of Position 97-2, "Software
Revenue Recognition" (SOP 97-2), for transactions entered into after January 1, 1998. Under SOP 97-2, we will generally recognize license revenue upon shipment when a non-cancelable license agreement has been signed or a purchase order has been received, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Where applicable, fees from multiple element arrangements are unbundled and recorded as revenue as the elements are delivered to the extent that vendor specific objective evidence (VSOE) use of fair value exists for the delivered and undelivered elements. Maintenance revenues are deferred and recognized ratably over the maintenance period, which is generally one year. Other revenues are recognized as services are performed. We adopted SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions", which amended SOP 97-2 on January 1, 2000. SOP 98-9 requires the "residual approach" for multiple element arrangements when VSOE exists for the undelivered elements such as maintenance but is not known for the delivered elements. The adoption of SOP 98-9 had no material impact on our financial position or results of operations.

    We generally do not grant rights to return products, except for defects in the performance of the products relative to specifications and pursuant to standard industry shrink-wrapped license agreements which provide for 30-day rights of return if an end-user does not accept the terms of the shrink-wrapped license agreements. Our software license agreements generally do not provide price adjustments or rotation rights. We generally include a 90-day limited warranty with the software license, which entitles the end-user to corrections for documented program errors or permits end-users to return the software in the event that errors cannot be corrected. We have not experienced significant software returns to date.

    Based on our research and development process, costs incurred between the establishment of technological feasibility and general release of the software products are immaterial and therefore have not been capitalized in accordance with Statement of Financial Accounting Standards No. 86. All research and development costs have been expensed as incurred.

Revenues

     Total revenues decreased 18% from $10.1 million, for the six months ended June 30,1999, to $8.3 million, for the six months ended June 30, 2000. Total revenues decreased 9% from $5.0 million for the quarter ended June 30, 1999 to $4.5 million for the quarter ended June 30, 2000.

     Licenses. License revenues decreased 45% from $5.2 million, during the six months ended June 30, 1999, to $2.9 million, for the six months ended June 30, 2000, and decreased 27% from $2.3 million during the quarter ended June 30, 1999 to $1.7 million for the quarter ended June 30, 2000. License revenues represented 51% and 35% of the total revenues for the six months ended June 30,1999 and 2000, respectively and represented 47% and 38% of the total revenues for the quarter ended June 30, 1999 and 2000, respectively. The decrease in license revenues during the second quarter of 2000 is primarily a result of our focus on the launching of the Optika Acorde family of products and the events surrounding its promotion. License revenues generated outside of the United States accounted for approximately 18% of the Company's revenues for the six months ended June 30, 1999, compared to 17% for the same period in 2000, and 23% and 12% for the quarter ended June 30,1999 and 2000, respectively. The decrease in international revenues as a percentage of total revenue is a result of the slow European first and second quarter sales.

     Maintenance and Other. Maintenance revenues, exclusive of other revenue, increased 16% from $3.3 million during the six months ended June 30, 1999, to $3.8 million for the six months ended June 30, 2000 and increased 10% from $1.7 million during the quarter ended June 30, 1999, to $1.9 million for the quarter ended June 30, 2000. Maintenance revenue represented 33% and 46% of the total revenues for the six months ended June 30,1999 and 2000, respectively and 35% and 42% of the total revenues for the quarter ended June 30, 1999 and 2000, respectively. This increase was primarily a result of an increase in the number of installed systems. Other revenue, consisting primarily of consulting services, training and consulting fees represented 16% and 19% of total revenues for the six months ended June 30,1999 and 2000, respectively, and 19% and 20% of total revenues for the quarter ended June 30, 1999 and 2000, respectively. The increase in other revenue as a percentage of total revenue was primarily due decreased license revenue in the first half of 2000.

Cost of Revenues

     Licenses. Cost of licenses consist primarily of royalty payments to third-party vendors and costs of product media, duplication, packaging and fulfillment. Cost of licenses decreased in absolute dollars from $290,000, or 6% of license revenues, to $238,000 or 8% of license revenues, for the six months ended June 30, 1999 and 2000 respectively, and decreased from $142,000 or 6% of license revenues to $ 96,000 or 6% of license revenues for the quarter ended June 30, 1999 and 2000, respectively. The decrease in absolute dollar cost of licenses was attributable to the decreased license revenue.

     Maintenance and Other. Costs of maintenance and other consist of the direct and indirect costs of providing software maintenance and support, training and consulting services to our APs, OEMs and end-users, and the cost of third-party software products. Cost of maintenance and other increased in absolute dollars from $1.9 million or 39% of maintenance and other revenues to $2.3 million or 42% of maintenance and other revenues for the six months ended June 30, 1999 and 2000, respectively. Cost of maintenance and other increased in absolute dollars $975,000 or 37% of maintenance and other revenues to $1.2 million or 43% of maintenance and other revenues for the quarters ended June 30, 1999 and 2000, respectively. The absolute dollar increase in cost of maintenance and other is primarily a result of the direct costs associated with the increased number of service and consulting contracts.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising and promotional expenses. Sales and marketing expenses increased from $5.4 million, or 54% of total revenues, for the six months ended June 30, 1999 to $6.4 million, or 76% of total revenues, for the six months ended June 30, 2000. Sales and marketing expenses increased from $2.7 million, or 55% of total revenues, for the quarter ended June 30, 1999 to $3.4 million, or 77% of total revenues, for the quarter ended June 30, 2000. The increase in sales and marketing expenses is primarily attributable to costs associated with the promotion of the Optika Acorde family of products and the increase of sales staff in the United States. We anticipate that sales and marketing expenses will increase in absolute dollars in future quarters as we continue to build our North American sales staff.

     Research and Development. Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, contractors, as well as the cost of facilities and equipment. Research and development expenses increased from $2.7 million, or 26% of total revenues, for the six months ended June 30, 1999 to $4.2 million, or 51% of total revenues, for the six months ended June 30, 2000. Research and development expenses increased from $1.3 million, or 26% of total revenues, for the quarter ended June 30, 1999 to $2.2 million, or 48% of total revenues, for the quarter ended June 30, 2000. The absolute dollar increase in research and development is primarily the result of the continued cost to develop the Optika Acorde family of products. We anticipate that research and development expenses will continue at this level throughout the year.

     General and Administrative. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel, and outside professional fees. General and administrative expenses increased from $980,000, or 10% of total revenues for the six months ended June 30, 1999 to $1.2 million or 14% of total revenues for the six months ended June 30, 2000. General and administrative expenses increased from $491,000, or 10% of total revenues, for the quarter ended June 30, 1999 to $534,000 or 12% of total revenues, for the quarter ended June 30, 2000. For the six months ended June 30, 2000 the increase in general and administrative expenses as compared to the same period in 1999 was primarily due to costs associated with hiring and retaining staff, legal and accounting costs associated with revising and updating certain employee benefit plans and certain tax - related charges related to the exercise of options under our non-qualified stock option plan. We anticipate that these charges will decrease in future quarters.

     Other Income, net. Other income, net consists primarily of interest earned on our investing activities and foreign currency translation adjustments. Net other income was $67,000 during the six months ended June 30, 1999 compared to net other income of $316,000 during the six months ended June 30, 2000. Net other income was $33,000 during the quarter ended June 30, 1999 compared to net other income of $216,000 during the quarter ended June 30, 2000, primarily as a result of interest income derived from the proceeds of our preferred stock issuance.

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

Liquidity and Capital Resources

     Cash and cash equivalents at June 30, 2000 were $8.2 million, increasing by approximately $4.9 million from December 31, 1999. The increase in cash and cash equivalents is primarily due to the proceeds from the preferred stock transactions offset by the 2000 first quarter net loss and capital expenditures associated with additional computer equipment.

     For the six months ended June 30, 1999, net cash used by operating activities was $70,000 compared to net cash used by operating activities of $4.1 million for the six months ended June 30, 2000. Cash used by operating activities for the six months ended June 30, 2000 is primarily due to the first and second quarter losses.

     Cash used by investing activities was $3.1 million for the six months ended June 30, 1999 compared to cash used of $7.1 million for the six months ended June 30, 2000. The cash used in investing activities is primarily due to the purchase of marketable securities during the first half of 2000.

     Cash provided by financing activities was $134,000 for the six months ended June 30, 1999. Cash provided by financing activities was $16.1 million for the six months ended June 30, 2000. Cash provided by financing activities resulted primarily from proceeds from the private placement of preferred stock and warrants for approximately $14.7 million of proceeds, net of issuance costs.

     At June 30, 2000, our principal sources of liquidity included cash and short-term investments of $18.6 million. In addition, we have a secured credit facility for up to $3.0 million, bearing interest at the bank's prime rate. As of June 30, 2000, the Company had $2.8 million available for borrowing and no other debt outstanding.

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

     Intense competition for our product offerings may result in our price reductions, reduced gross margins and loss of market share. The market for our product offerings is intensely competitive and can be significantly affected by new product introductions and other market activities of industry participants. We anticipate that the TPRN market will also be highly competitive and subject to competitive forces that do not currently exist. Our competitors offer a variety of products and services to address the emerging market for e-business solutions. Because our products are designed to operate in non-proprietary computing environments and because of low barriers to entry in the e-business market, we expect additional competition from established and emerging companies, as the market for e-business continues to evolve. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties, to increase the ability of their products to address the needs of our prospective customers. In addition, several competitors have recently made, or attempted to make, acquisitions to enter the market or increase their market presence. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on our business and results of operations. We may not be able to compete successfully against current or future competitors.

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

     Our existing stockholders could take actions that are not in your best interest. Holders of our Series A Preferred Stock and members of our Board of Directors and our executive officers, together with members of their families and entities that may be deemed affiliates of, or related to, such persons or entities, beneficially own, as of August 1, 2000, approximately 26.4% of the outstanding shares of our voting stock. Accordingly, these stockholders could, if acting in concert, be able to substantially influence the election of all members of our Board of Directors and determine the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions.

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

     Risks Associated with Recently Completed Financing. On February 23, 2000 we completed the sale of $15.0 million of Series A Convertible Preferred Stock and warrants to purchase our common stock to an investor group consisting principally of Thomas Weisel Capital Partners and affiliated entities, or TWCP. The preferred stock can only be redeemed by us if, after one year, our stock trades above a specified price level for a period of time. The Preferred Stock is subject to mandatory redemption provisions on the eighth anniversary of the issuance for cash equal to the stated liquidation preference plus accumulated unpaid dividends. Until then, it accrues a cumulative dividend of eight percent (8%) per annum. In connection with the financing, we were also required to make various representations and warranties to TWCP and are obligated to indemnify them in connection with any breach of such representations and warranties up to a maximum of $15 million for a period of one year, with certain exceptions and limitations. We also assumed an obligation to register the shares of our common stock underlying the preferred stock and the warrants.

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of June 30, 2000 we had $10.4 million in short-term investments that are sensitive to market risks. Our investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. We do not own any derivative financial instruments. Due to the nature of our investment portfolio we are primarily subject to interest rate risk.

     Our investment portfolio includes fixed rate debt instruments that are primarily United States government and agency bonds of duration ranging from one to five years. The market value of these bonds is subject to interest rate risk, and could decline in value if interest rates increase. Any material change in the interest rates would have a material change in the market value of our debt instruments. A hypothetical increase or decrease in market interest rates by 10% from June 30, 2000 would cause the fair market value of these short-term investments to change by an insignificant amount. Although the market value of these short-term investments would change due to the interest rate fluctuation, we have the ability to hold the investments to maturity, which would reduce overall market risk.

                           PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders.

     The Company held its annual meeting of shareholders on May 10, 2000. At such meeting the following actions were voted upon:

a.    Election of  Directors

           Nominees               Number of Votes For       Withhold Authority
James E. Crawford                      6,775,128                  469,925
Mark K. Ruport                         6,777,428                  467,625

b. Approval of a series of Amendments to the 1994 Stock Option / Stock Issuance Plan

          Affirmative Votes         Negative Votes             Abstentions
             2,599,040                 1,392,718                   33,035

There were 3,220,260 broker non-votes for this proposal.

c.    Approval of the Company's 2000 Employee Stock Purchase Plan

          Affirmative Votes         Negative Votes             Abstentions
             3,929,122                    64,976                   30,695

There were 3,220,260 broker non-votes for this proposal.

d. Ratification of KPMG LLP as the Company's independent accountants for the fiscal year ending December 31, 2000

          Affirmative Votes         Negative Votes             Abstentions
             7,227,336                    15,830                    1,893


The foregoing results include the 731,851 shares of our Series A Convertible Preferred Stock, all of which voted for the nominees and in favor of each of the proposals.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            OPTIKA INC.
                                                           (Registrant)




              8/11/2000                             /s/   Mark K. Ruport
            -------------                 -------------------------------------
               (Date)                                   Mark K. Ruport
                                            President, Chief Executive Officer
                                                 and Chairman of the Board

              8/11/2000                             /s/ Steven M. Johnson
            -------------                 -------------------------------------
               (Date)                                   Steven M. Johnson
                                         Chief Financial Officer, Vice President
                                          Finance and Administration, Secretary
                                               and Chief Accounting Officer