Form 10-Q
period 2000-09-30
OPTIKA INC
filed 2000-11-14
CIK 1014920

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000


                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to ______________

                         Commission File Number 0-28672

                                  OPTIKA INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                  95-4154552
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                   Identification No.)

        7450 Campus Drive, 2nd Floor                           80920
            Colorado Springs, CO
  (Address of principal executive offices)                  (Zip Code)


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

            8,106,899 shares of the Registrant's Common Stock, $.001 par value per share, were outstanding as of November 1, 2000.



================================================================================

                                     INDEX


                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1 -  Condensed Consolidated Financial Statements

      Condensed Consolidated Balance Sheets as of December 31, 1999 and
      September 30, 2000 (Unaudited)                                          1

      Condensed Consolidated Statements of Operations for the three-
      month and nine-month periods ended September 30, 1999 and
      2000 (Unaudited)                                                        2

      Condensed Consolidated Statements of Cash Flows for the nine-month
      periods ended September 30, 1999 and 2000 (Unaudited)                   3

      Notes to Condensed Consolidated Financial Statements (Unaudited)        4

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            6

Item 3 - Quantitative and Qualitative Disclosures About Market Risk          14


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                    15

Signatures                                                                   16

                                  OPTIKA INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                             December 31,     September 30,
                                                                                 1999              2000
                                                                            ----------------  ---------------
                                                                                                (unaudited)
Assets
Current assets:
   Cash and cash equivalents...........................................        $      3,359      $     5,008
   Short-term investments..............................................               3,823           10,532
   Accounts receivable, net............................................               4,741            2,332
   Other current assets................................................                 555            1,454
                                                                            ----------------  ---------------
         Total current assets..........................................              12,478           19,326
                                                                            ----------------  ---------------

Fixed assets, net......................................................               2,618            2,910
Deferred tax asset, net................................................               2,946                -
Other assets, net......................................................                  55              181
                                                                            ----------------  ---------------
                                                                               $     18,097      $    22,417
                                                                            ================  ===============
Liabilities, Redeemable Convertible Preferred Stock and Stockholders'
 Equity
Current liabilities:
   Accounts payable....................................................        $        869      $     1,560
   Accrued expenses....................................................               1,135            1,269
   Accrued compensation expense........................................                 910              835
   Deferred revenue....................................................               3,827            3,612
                                                                            ----------------  ---------------
          Total current liabilities....................................               6,741            7,276
                                                                            ----------------  ---------------

Redeemable convertible preferred stock.................................                   -           10,356

Commitments and contingencies
Stockholders' equity:
   Common stock; $.001 par value; 25,000,000 shares authorized;
      7,307,678 and 8,106,899 shares issued and outstanding
      at December 31, 1999 and September 30, 2000, respectively........                   7                8
  Additional paid-in capital...........................................              18,101           23,919
  Accumulated deficit..................................................              (6,648)         (19,095)
  Accumulated other comprehensive loss.................................                (104)             (47)
                                                                            ----------------  ---------------
          Total  stockholders' equity..................................              11,356            4,785
                                                                            ----------------  ---------------
                                                                               $     18,097      $    22,417
                                                                            ================  ===============

The accompanying notes are an integral part of these financial statements.

                                  OPTIKA INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)


                                                           Three Months Ended               Nine Months Ended
                                                              September 30,                   September 30,
                                                       ----------------------------      -------------------------
                                                              1999         2000              1999          2000
Revenues:
   Licenses........................................      $     2,863   $    1,251        $    8,050    $    4,130
   Maintenance and other...........................            2,721        2,650             7,669         8,100
                                                            ---------     --------          --------      --------
      Total revenues...............................            5,584        3,901            15,719        12,230

Cost of revenues:
   Licenses........................................              345          144               635           382
   Maintenance and other...........................            1,048        1,328             2,973         3,599
                                                            ---------     --------          --------      --------
      Total cost of revenues.......................            1,393        1,472             3,608         3,981
                                                            ---------     --------          --------      --------

Gross profit.......................................            4,191        2,429            12,111         8,249

Operating expenses:
   Sales and marketing.............................            2,815        3,764             8,252        10,123
   Research and development........................            1,333        2,149             3,992         6,371
   General and administrative......................              493          567             1,473         1,768
                                                            ---------     --------          --------      --------

      Total operating expenses.....................            4,641        6,480            13,717        18,262
                                                            ---------     --------          --------      --------

Loss from operations...............................             (450)      (4,051)           (1,606)      (10,013)
Other income, net..................................               79          217               146           533
                                                            ---------     --------          --------      --------

Loss before income taxes...........................             (371)      (3,834)           (1,460)       (9,480)
Income tax expense (benefit).......................             (130)       2,966              (511)        2,966
                                                            ---------     --------          --------      --------
Net loss...........................................             (241)      (6,800)             (949)      (12,446)
Preferred stock dividend...........................                -         (301)                -          (724)
Accretion of warrants and beneficial conversion
 feature...........................................                -         (184)                -        (4,846)
                                                            ---------     --------          --------      --------
Net loss applicable to common shareholders.........       $     (241)   $  (7,285)        $    (949)   $  (18,016)
                                                            =========     ========          ========      ========

Basic and diluted net loss per common share........       $    (0.03)   $   (0.90)        $   (0.13)   $    (2.28)
                                                            =========     ========          ========      ========

Basic and diluted weighted average number of common
shares outstanding.................................            7,205        8,095             7,177         7,897
                                                            =========     ========          ========      ========

The accompanying notes are an integral part of these financial statements.

                                  OPTIKA INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                             Nine Months Ended September 30,
                                                                             ---------------------------------
                                                                                  1999              2000
Cash Flows From Operating Activities:
Net loss...............................................................      $          (949)   $     (12,446)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
   Depreciation and amortization.......................................                  742              794
   Deferred tax expense (benefit)......................................                 (582)           2,946
   Changes in assets and liabilities:
      Accounts receivable, net.........................................                1,370            2,409
      Other assets.....................................................                   34           (1,025)
      Accounts payable.................................................                  131              691
      Accrued expenses.................................................                 (694)              59
      Deferred revenue.................................................                   99             (215)
                                                                             ----------------  ---------------

       Net cash provided (used) by operations..........................                  151           (6,787)
                                                                             ----------------  ---------------

Cash Flows From Investing Activities:
Capital expenditures...................................................                 (415)          (1,086)
Purchase of short-term investments.....................................               (2,895)          (6,652)
                                                                             ----------------  ---------------

       Net cash used by investing activities...........................               (3,310)          (7,738)
                                                                             ----------------  ---------------

Cash Flows From Financing Activities:
Proceeds from issuance of common stock.................................                  279            1,498
Net proceeds from issuance of redeemable convertible preferred stock and
warrants...............................................................                   --           14,676
                                                                             ----------------  ---------------

       Net cash provided  by financing activities......................                  279           16,174
                                                                             ----------------  ---------------

Net increase (decrease) in cash and cash equivalents...................               (2,880)           1,649
Cash and cash equivalents at beginning of period.......................                6,811            3,359
                                                                             ----------------  ---------------
Cash and cash equivalents at end of period.............................      $         3,931   $        5,008
                                                                             ================  ===============

The accompanying notes are an integral part of these financial statements.

                                  OPTIKA INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.      Basis of Presentations

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present our consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's (SEC's) rules and regulations. The consolidated results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999, included in our Annual Report on Form 10-K for the year ended December 31, 1999.

2.      Net Loss Per Common Share

     Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares outstanding plus all dilutive potential common shares outstanding. During the first nine months of 1999, 744,200 options to purchase our common stock were granted. During the first nine months of 2000, 867,265 options to purchase our common stock were granted.

     Net loss applicable to common shareholders during the three and nine months ended September 30, 2000 includes certain one-time and recurring adjustments included in the loss per share computation relating to the $15 million convertible preferred stock private placement with Thomas Weisel Capital Partners L.P., which closed on February 23, 2000. The private placement provides funds for the development of Trading Partner Resolution Networks, to increase the market presence of Optika's Acorde family of products, and to aggressively expand the North American sales force. The net loss per share includes a one-time adjustment of $4.4 million that treats the beneficial conversion terms of the preferred stock as a one-time additional return to the preferred shareholders. The beneficial conversion arises from accounting pronouncement requirements to allocate a portion of the $15 million private placement to the issuance of common stock warrants. The net loss per share also includes a recurring adjustment that is comprised of the accumulating 8% dividend on the convertible preferred stock and an allocation of the discount associated with the preferred stock issuance, prorated for the portion of the quarter that the preferred stock was outstanding. The accumulating dividend and the discount allocation will continue until such time as the preferred stock is converted to common stock or redeemed.

The following is the reconciliation of the numerators and denominators of the basic and diluted earning per share computations (in thousands except per share data):

                                            Quarter Ended    Nine Months Ended
                                             September 30,     September 30,
                                          -----------------  -----------------
                                           1999       2000    1999       2000

Loss Per Share:
   Net loss applicable to common
    shareholders.......................  $  (241) $ (7,285) $   (949) $ (18,016)
   Basic weighted average common shares
    outstanding........................    7,205     8,095     7,177      7,897
   Basic net loss per common share.....  $ (0.03) $  (0.90) $  (0.13) $   (2.28)
Effect of Dilutive Securities:
   Options and warrants................       --        --        --         --
   Diluted weighted average common
    shares outstanding.................    7,205     8,095     7,177      7,897
   Diluted net loss per common share...  $ (0.03) $  (0.90) $  (0.13) $   (2.28)

In 1999 and 2000, all options, warrants, and the redeemable convertible preferred stock were excluded from the dilutive stock calculation because of their antidilutive effect on net loss per share.

3.      Preferred Stock Transaction

     On February 23, 2000 we completed the sale of 731,851 shares of Series A Convertible Preferred Stock (the "Preferred Stock") and Warrants (the "Warrants") to purchase an aggregate of 307,298 shares of our common stock to an investor group consisting principally of Thomas Weisel Capital Partners and affiliated entities ("TWCP") for an aggregate purchase price of $15 million. The Preferred Stock has a $0.001 par value; 731,851 shares authorized, issued and outstanding at September 30, 2000; and an aggregate liquidation value of $15.4 million at September 30, 2000. The Preferred Stock can only be called for redemption if, after one year, our common stock trades above $40.992 per share for a specific period of time. Until then, it accrues a cumulative dividend of eight percent (8%) per annum. The Preferred Stock is subject to mandatory redemption provisions on the eighth anniversary of the issuance for cash equal to the stated liquidation preference plus accumulated unpaid dividends. The Preferred Stock is convertible to common stock at the holder's option based upon the conversion formula as defined in the Preferred Stock Certificate of Designation. In connection with the private placement we also are required to make various representations and warranties to TWCP and are obligated to indemnify them in connection with any breach of such representations and warranties up to a maximum of $15 million for a period of one year, with certain exceptions and limitations. We also assumed an obligation to register the shares of our common stock underlying the Preferred Stock and Warrants.

4.      Income Taxes

     During the third quarter ended September 30, 2000 we took a $ 3.0 million non-cash charge to earnings to fully reserve our net deferred tax asset, which consists primarily of net operating loss carryforwards, to reflect that we may be unable to use our net operating loss carryforwards in the foreseeable future. The deferred tax asset is available to reduce future tax expense should we generate profits from operations.

5.      Contingencies

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

     Based on our research and development process, costs incurred between the establishment of technological feasibility and general release of the software products are immaterial and therefore have not been capitalized in accordance with Statement of Financial Accounting Standards No. 86. All internal research and development costs have been expensed as incurred.

Revenues

     Total revenues decreased 22% from $15.7 million, for the nine months ended September 30,1999, to $12.2 million, for the nine months ended September
30, 2000.   Total revenues decreased 30% from $5.6 million for the quarter ended September 30, 1999 to $3.9 million for the quarter ended September 30, 2000.

     Licenses.    License revenues decreased 49% from $8.1 million, during the nine months ended September 30, 1999, to $4.1 million, for the nine months ended September 30, 2000, and decreased 56% from $2.9 million during the quarter ended September 30, 1999 to $1.3 million for the quarter ended September 30, 2000. License revenues represented 51% and 34% of the total revenues for the nine months ended September 30, 1999 and 2000, respectively and represented 51% and 32% of the total revenues for the quarters ended September 30, 1999 and 2000, respectively. The decrease in license revenues during the third quarter of 2000 is a result of slower than expected development of the market for our Acorde products . License revenues generated outside of the United States accounted for approximately 18% of the our revenues for the nine months ended September 30, 1999, compared to 22% for the same period in 2000, and 17% and 31% for the quarter ended September 30, 1999 and 2000, respectively. The increase in international revenues as a percentage of total revenue is a result lower than expected United States license revenues.

     Maintenance and Other.     Maintenance revenues, exclusive of other
revenue, increased 8% from $5.2 million during the nine months ended September 30, 1999, to $5.6 million for the nine months ended September 30, 2000 and decreased 6% from $1.9 million during the quarter ended September 30, 1999, to $1.8 million for the quarter ended September 30, 2000. Maintenance revenue represented 33% and 46% of the total revenues for the nine months ended September 30, 1999 and 2000, respectively and 34% and 46% of the total revenues for the quarters ended September 30, 1999 and 2000, respectively. Maintenance revenue remained relatively flat between 1999 and 2000 as we are transitioning our customers from our older Filepower products to our new Acorde product suite. Other revenue, consisting primarily of consulting services, training and consulting fees represented 16% and 20% of total revenues for the nine months ended September 30, 1999 and 2000, respectively, and 15% and 22% of total revenues for the quarters ended September 30, 1999 and 2000, respectively. The increases in other revenue as a percentage of total revenue was primarily due to decreased license revenue in the first nine months of 2000.

Cost of Revenues

     Licenses.     Cost of licenses consists primarily of royalty payments to third-party vendors and costs of product media, duplication, packaging and fulfillment. Cost of licenses decreased from $635,000, or 8% of license revenues, to $382,000, or 9% of license revenues, for the nine months ended September 30, 1999 and 2000 respectively, and decreased from $345,000 or 12% of license revenues to $144,000, or 12% of license revenues, for the quarters ended September 30, 1999 and 2000, respectively. The absolute dollar decrease in cost of licenses was attributable to the decreased license revenue.

     Maintenance and Other.    Costs of maintenance and other consists of the
direct and indirect costs of providing software maintenance and support, training and consulting services to our APs, OEMs and end-users, and the cost of third-party software products. Cost of maintenance and other increased from $3.0 million, or 39% of maintenance and other revenues, to $3.6 million or 44% of maintenance and other revenues for the nine months ended September 30, 1999 and 2000, respectively. Cost of maintenance and other increased from $1.0 million, or 39% of maintenance and other revenues, to $1.3 million, or 50% of maintenance and other revenues, for the quarters ended September 30, 1999 and 2000, respectively. The increase in cost of maintenance and other is primarily a result of the direct third-party costs associated with the increased number of service and consulting contracts.


Operating Expenses

     Sales and Marketing.    Sales and marketing expenses consist primarily of
salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising and promotional expenses. Sales and marketing expenses increased from $8.3 million, or 53% of total revenues, for the nine months ended September 30, 1999 to $10.1 million, or 83% of total revenues, for the nine months ended September 30, 2000. Sales and marketing expenses increased from $2.8 million, or 50% of total revenues, for the quarter ended September 30, 1999 to $3.8 million, or 96% of total revenues, for the quarter ended September 30, 2000. The increase in sales and marketing expenses is primarily attributable to costs associated with the promotion of the Optika Acorde family of products and the increase of sales staff in the United States. We anticipate that sales and marketing expenses will continue at approximately this level throughout the remainder of the year.

     Research and Development.    Research and development expenses consist
primarily of salaries and other related expenses for research and development personnel, contractors, as well as the cost of facilities and equipment. Research and development expenses increased from $4.0 million, or 25% of total revenues, for the nine months ended September 30, 1999 to $ 6.4 million, or 52% of total revenues, for the nine months ended September 30, 2000. Research and development expenses increased from $1.3 million, or 24% of total revenues, for the quarter ended September 30, 1999 to $2.1 million, or 55% of total revenues, for the quarter ended September 30, 2000. The increase in research and development costs is primarily the result of the continued cost to develop the Optika Acorde family of products. We anticipate that research and development expenses will continue at this level throughout the year.

     General and Administrative.    General and administrative expenses
consist primarily of salaries and other related expenses of administrative, executive and financial personnel, and outside professional fees. General and administrative expenses increased from $1.5 million, or 9% of total revenues, for the nine months ended September 30, 1999 to $1.8 million, or 14% of total revenues, for the nine months ended September 30, 2000. General and administrative expenses increased from $493,000, or 9% of total revenues, for the quarter ended September 30, 1999 to $567,000, or 15% of total revenues, for the quarter ended September 30, 2000. For the nine months ended September 30, 2000, the increase in general and administrative expenses as compared to the same period in 1999 was primarily due to costs associated with hiring and retaining staff, legal and accounting costs associated with revising and updating certain employee benefit plans and certain payroll tax - related charges related to the exercise of options under our non-qualified stock option plan. We anticipate that these charges will decrease in future quarters.

     Other Income, net. Other income, net consists primarily of interest earned on our investing activities and foreign currency translation adjustments. Net other income was $146,000 during the nine months ended September 30, 1999 compared to net other income of $533,000 during the nine months ended September 30, 2000. Net other income was $79,000 during the quarter ended September 30, 1999 compared to net other income of $217,000 during the quarter ended September 30, 2000. The increase in net other income was primarily as a result of interest income derived from the proceeds of our preferred stock issuance.

     Income Tax Expense (Benefit). During the third quarter ended September 30, 2000 we took a $ 3.0 million non-cash charge to earnings to fully reserve our net deferred tax asset, which consists primarily of net operating loss carryforwards, to reflect that we may be unable to use our net operating loss carryforwards in the foreseeable future. The deferred tax asset is available to reduce future tax expense should we generate profits from operations.

Liquidity and Capital Resources

     Cash and cash equivalents, including short-term investments, at September 30, 2000 was $15.5 million, increasing by approximately $8.4 million from December 31, 1999. This increase is primarily due to the proceeds from the preferred stock transactions offset by our net loss and capital expenditures associated with additional computer equipment.

     For the nine months ended September 30, 1999, net cash provided by operating activities was $151,000 compared to net cash used by operating activities of $6.8 million for the nine months ended September 30, 2000. Cash used by operating activities for the nine months ended September 30, 2000 is primarily due to the net loss.

     Cash used by investing activities was $3.3 million for the nine months ended September 30, 1999 compared to cash used of $7.7 million for the nine months ended September 30, 2000. The cash used in investing activities is primarily due to the purchase of marketable securities during the first nine months of 2000.

     Cash provided by financing activities was $279,000 for the nine months ended September 30, 1999. Cash provided by financing activities was $16.2
million for the nine months ended September 30, 2000.   Cash provided by
financing activities resulted primarily from proceeds from the private placement of preferred stock and warrants for approximately $14.7 million of proceeds, net of issuance costs.

     At September 30, 2000, our principal sources of liquidity included cash and short-term investments of $15.5 million. In addition, we have a secured credit facility for up to $3.0 million, bearing interest at the bank's prime rate. As of September 30, 2000, we had $2.8 million available for borrowing and no other debt outstanding.

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

     Our sales strategy may not be successful. During 1998, we altered our sales strategy with the introduction of a direct sales team, but we had limited experience in marketing and selling our products on a direct sales basis. Consequently, we may not be successful in achieving a significant level of direct sales on a timely basis, or at all. In 2000, our direct sales team has had to adapt to selling our new TPRN product, Acorde Resolve, which presents a different series of sales challenges than our historical software products. We have also had to recruit a signficant number of new salespeople to focus on selling our products and train our existing salespeople on selling our new product, Acorde Resolve. If we are unable to execute our direct sales strategy, it could have a material adverse effect on our business and results of operations.

     We have limited product offerings and our business will suffer if demand for our products declines or fails to develop as we expect. The Optika Acorde family of products (which included Optika eMedia) account for substantially all of our current license revenue. Our future financial performance will depend in general on the acceptance of our product offerings, and in particular on the successful development, introduction and customer acceptance of new and enhanced versions of our products. Such markets, primarily the market for our TPRN product, may not grow and we may not be successful in developing and marketing these or any other products, and these products may not achieve widespread customer acceptance. To date, we have not recognized any material revenue from the sale of our TPRN product, Acorde Resolve, which was first released June 30, 2000. In addition, when and if Acorde Resolve constitutes a greater share of our revenues, we will become increasingly subject to many of the risks faced by companies that are dependent on the growth of the Internet. These risks include, but are not limited to, the possibility that the Internet will fail to achieve broad acceptance as a business-to-business electronic commerce medium, a relatively new and unproven business model, our ability to anticipate and adapt to a rapidly developing market, and that many well-financed Internet companies may seek to enter our market niche. We may not be successful in launching or selling Acorde Resolve, and we may encounter unexpected delays or costs in such rollout, and any such failures could have a material adverse effect on our business and results or operations.

     Our business may be adversely impacted if we are unable to generate sufficient capital in the future. We believe that our existing cash balances and liquid resources will be sufficient to fund our operating activities, capital expenditures and other obligations through at least the next twelve months. Recently capital market conditions have materially and adversely affected the ability of many Internet companies to raise additional capital in both private and public markets. If market conditions do not improve and we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we may be required to reduce our planned expenditures and scale back the scope of our business plan, either of which could have a material adverse effect on our business.

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

     We rely on third party licenses of software we incorporate into our products. The unavailability of such licenses would adversely affect our business and results of operations. We license software from third parties, which is incorporated into our products. These licenses expire from time to time. These third-party software licenses may not continue to be available to us on commercially reasonable terms. The loss of, or inability to maintain, any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated, which in turn could materially and adversely affect our business and financial condition. In addition, we generally do not have access to source code for the software supplied by these third parties. Certain of these third parties are small companies that do not have extensive financial and technical resources. If any of these relationships were terminated or if any of these third parties were to cease doing business, we may be forced to expend significant time and development resources to replace the licensed software. Such an event would have a material adverse effect upon our business and results of operations.

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

     Our competitors have significantly greater resources than we do. We may not have the resources necessary to successfully compete in our market. Many of our current and potential competitors are substantially larger than we are, have significantly greater financial, technical and marketing resources and have established more extensive channels of distribution. As a result, such competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide added functionality and other features. Our failure to keep pace with our competitors through new product introductions or enhancements could cause a significant decline in our sales or loss of market acceptance of our products and services, result in continued intense price competition, or make our products and services or technologies obsolete or noncompetitive. To be competitive, we will be required to continue to invest significant resources in research and development, and in sales and marketing.

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

     Our existing stockholders could take actions that are not in your best interest. Holders of our Series A Preferred Stock and members of our Board of Directors and our executive officers, together with members of their families and entities that may be deemed affiliates of, or related to, such persons or entities, beneficially own, as of November 1, 2000, approximately 26% of the outstanding shares of our voting stock. Accordingly, these stockholders could, if acting in concert, be able to substantially influence the election of all members of our Board of Directors and determine the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of September 30, 2000 we had $10.4 million in short-term investments that are sensitive to market risks. Our investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. We do not own any derivative financial instruments. Due to the nature of our investment portfolio we are primarily subject to interest rate risk.

     Our investment portfolio includes fixed rate debt instruments that are primarily United States government and agency bonds of duration ranging from one to five years. The market value of these bonds is subject to interest rate risk, and could decline in value if interest rates increase. Any material change in the interest rates would have a material change in the market value of our debt instruments. A hypothetical increase or decrease in market interest rates by 10% from interest rates at September 30, 2000 would cause the fair market value of these short-term investments to change by an insignificant amount.

                          PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K.
(a)     Exhibits

        10.19  Loan Modification Agreement dated as of October 15,
               2000, by and between the registrant and Silicon Valley Bank.
        27.    Financial Data Schedule for the nine months ended September 30,
               2000.

(b)     Reports on Form 8-K

        No reports on Form 8-K have been filed during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            OPTIKA INC.
                                                           (Registrant)




             11/13/2000                            /s/   Mark K. Ruport
             ----------                    ------------------------------------
               (Date)                                 Mark K. Ruport
                                            President, Chief Executive Officer
                                                 and Chairman of the Board



             11/13/2000                            /s/ Steven M. Johnson
             ----------                    ------------------------------------
               (Date)                                Steven M. Johnson
                                         Chief Financial Officer, Vice President
                                          Finance and Administration, Secretary
                                               and Chief Accounting Officer