Form 10-K
period 2000-12-31
OPTIKA INC
filed 2001-03-21
CIK 1014920

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 14, 2001 as reported on the Nasdaq National Market, was approximately $8,374,535. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 14, 2001, registrant had outstanding 8,171,648 shares of Common Stock and 731,851 shares of Preferred Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 8, 2001 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                   OPTIKA INC.
                         2000 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS


                                                                            PAGE
PART I
   Item 1. Business...........................................................2
   Item 2. Properties........................................................13
   Item 3. Legal Proceedings.................................................13
   Item 4. Submission of Matters to a Vote of Security Holders...............13

PART II
   Item 5. Market for the Registrant's Common Equity and Related
            Stockholder Matters..............................................14
   Item 6. Selected Financial Data...........................................15
   Item 7. Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................16
   Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......21
   Item 8. Financial Statements and Supplementary Data.......................21
   Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.........................................21

PART III
   Item 10. Directors and Executive Officers of Registrant...................22
   Item 11. Executive Compensation...........................................22
   Item 12. Security Ownership of Certain Beneficial Owners and Management...22
   Item 13. Certain Relationships and Related Transactions...................22

PART IV
   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..23
            Signatures.......................................................42

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

ITEM 1.  BUSINESS

INTRODUCTION

    Optika Inc. is a leading provider of imaging, workflow and collaborative commerce software. Optika's Acorde family of Internet software solutions, including Acorde Context(TM), Process(TM) and Resolve(TM), allow companies to effectively and cost-efficiently manage paper-intensive or complex business processes and transactions. Acorde provides the ability to access and store multiple formats of business content, both digital and non-digital; automate processes across the organization and externally with partners and customers; and enable online collaboration around these paper-intensive or complex processes in real and near time. A three-tier, scalable and extensible solution, Acorde delivers a variety of client desktops, including Windows, web and the ability to integrate with line-of-business and other third-party applications. The Acorde product family allows organizations to improve processing efficiency, reduce operating costs and increase customer and trading partner service and satisfaction. The Acorde product is an evolution of Optika's eMedia product.

INDUSTRY BACKGROUND

    We believe the migration of businesses to e-business is being driven by several trends. The first trend is the increasing importance of the Internet, which provides a widely used, inexpensive and established infrastructure for the relaying of communications and data to customers, suppliers and business partners. According to industry analyst firm META Group, the applications and business opportunities that fall under the broad heading of e-business will fundamentally change the way many businesses and organizations operate.

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

    Therefore, the transition to e-business will require solutions that manage the new e-business-based processes, as well as the on-going paper-intensive processes. One method of accomplishing this objective is using products that offer both e-commerce and image processing capabilities. Image processing systems allow documents to be electronically stored, retrieved and routed, and generally include the following five basic functions: (1) document capture, (2) optical storage, (3) retrieval and display, (4) document management and (5) automated transaction processing (workflow).

    A third trend, which has recently emerged as more and more businesses make e-business a central part of their business model, is that so-called "out-of-tolerance" transactions, continue to be resolved through traditional paper-intensive means, which increases costs and reduces efficiency. We believe that as businesses continue to automate their paper-intensive processes and as e-business assumes a central role in their business models, they will increasingly seek technology-based solutions that leverage the Internet to solve transaction problems real-time and within the transaction process.

OPTIKA ACORDE

    The Acorde product family is revolutionizing the way organizations process, fulfill and support business transactions through the following solutions:

Acorde Context

    Acorde Context enables companies to securely capture, store, retrieve and display transaction documents and information, regardless of source or type. Acorde Context can manage both paper and electronic documents and provide seamless integration to a company's line of business applications. Secure access to information is provided via Microsoft Windows, the web or directly from a third party application through the use of Acorde's extensive Software Developers Kit, or SDK. The web enables opportunities for companies to do business faster and at reduced costs. To efficiently conduct business transactions, both between internal departments and externally with trading partners, businesses need immediate access to all relevant transaction information, regardless of how it is executed.

Acorde Process

    Acorde Process provides sophisticated workflow functionality for automating processes and delivering business transaction information, within organizations and over the web to external users. Traditional business processes within applications such as accounts payables and receivables, applications and claims processing are often manual and costly, resulting in ineffective ways of processing transactions and managing supporting information and documents. But the Internet is creating opportunities for companies to enhance the way they conduct business - across department, enterprise and with customers and suppliers. The Acorde product family leverages the openness and flexibility of the web to enable companies to automate processes and efficiently deliver the right information to the right people at the right time.

Acorde Resolve

    Acorde Resolve allows businesses to build web resolution hubs, which deliver collaborative tools in a virtual office environment, for resolving and collaborating around transactions and their inherent discrepancies internally and with trading partners. Analyst reports show that approximately 11% of organizations' business transactions have problems or discrepancies, such as short shipments, quantity mismatches and substitutions. The resolution of these failures typically require time-intensive, manual processes involving research and approval on a number of levels within multiple organizations. In addition, the cost to process these problem transactions is nearly equal to the cost to process all transactions that complete successfully. Companies must create more efficient resolution of transaction issues to cut costs and improve relationships with key trading partners.

    Leveraging industry standards and providing a variety of client desktops, Acorde also enables companies to integrate with line-of-business and third-party applications such as Enterprise Report Management, or ERP, systems. Via Acorde B2B Paks, the Acorde XML Gateway or through the Acorde SDK, organizations can seamlessly integrate with their existing infrastructures and systems, enabling them to cost-effectively take advantage of current investments.

SALES & MARKETING

Sales

    We employ a blended sales model, consisting of a worldwide indirect sales network of Advantage Partners, or APs, and a direct sales force that covers North American territories and territories in South America and Europe. We also use a Solution Services team of system architects and program managers to support our account executives and APs in enterprise system design, planning, implementation, and rollout. License revenues from APs accounted for 72% of our license revenues for the year ended December 31, 2000.

Indirect Sales

    APs are value added resellers responsible for identifying potential end-users, selling our products to the end-users as part of a complete hardware and software solution, customizing and integrating our products at the end-users sites, and providing support and maintenance to the end-users following the sale. Our APs currently include large organizations selling a wide variety of products, smaller organizations focused on imaging, application-oriented organizations and geographically-focused organizations. We establish relationships with APs through written agreements. These agreements establish a price at which the AP is eligible to license our software for resale to end-users, the maintenance fee revenues which must be remitted back to us, and other material terms and conditions. Such agreements generally do not grant exclusivity to APs, do not prevent APs from carrying competing product lines and do not require APs to sell any particular dollar amount of our software. However, contracts may be terminated at our election if specified sales targets are not attained. Actual sales contracts are between the APs and the end-users, although we directly license our software to end-users through their acceptance of a standard shrink-wrapped license agreement. We support our APs through dedicated personnel at our headquarters in Colorado Springs, Colorado, and a network of field offices. Services range from joint marketing efforts to assistance with pricing and proposals to technical product support. Our strategy is to target our marketing activities toward our most productive APs, and to recruit additional APs in key geographical and vertical markets. Our AP program is a crucial element of our business strategy.

Direct Sales

    Our North American direct sales team focuses on developing relationships with large corporate end-users. The direct sales team is divided into regional territories to cover the United States. The direct sales force typically sells to a different customer base than our indirect sales force. Included in our direct sales force is our solution services team which initiates contact directly with the end-user, but often works with our APs to provide installation and integration services at the end-user's site.

International Sales

    For the years ended December 31, 1999 and 2000, we generated approximately 17% and 15%, respectively, of our total revenues from international sales. We currently maintain offices in London to support our European APs and an office in Brazil to support our Latin American APs.

Marketing

    We integrate our marketing program to support our sales strategy. Marketing efforts are organized into marketing communications, product marketing, strategic alliances, marketing programs, channel marketing and Internet marketing. We support these efforts by issuing frequent announcements to the press, advertising in industry periodicals and magazines, communicating with key industry analysts, participating in tradeshows, telemarketing and direct mailing to prospective customers and developing and maintaining Internet services. We also participate with channel partners in joint marketing efforts. The targeted audience is Fortune 1000 and Global 2000 companies in the manufacturing, retail, and financial services (mortgage lending and application processing) sectors.

Customers

    As of December 31, 2000, we have an established base of over 1,800 Optika customers through our blended sales model of APs and direct sales force. The following table is a partial list of end-users that have generated revenues for us by licensing Optika's family of products:

ARVEST Bank Group                     Kuwait Stock Exchange
AT&T Cable Services                   Lawrence Livermore National Lab
Australian Passport Office            Merrill Lynch
Automatic Data Processing             Mitsubishi Corporation
BMC West                              National Bank Commerce
Boston Edison                         Pepperdine University
Burlington Insurance Group            Proctor & Gamble
Caterpillar, Inc.                     Promea Ausgleichakasse
Ceridian Tax Service                  Siemens Communications
Clear Channel Communications          Southwest Airlines
Coca-Cola Bottling Company            The Home Depot
CompuNet Clinical Laboratories        Thomson Newspapers
Focus on the Family                   Turner Broadcasting Systems
Food Lion, Inc.                       University of Colorado
Greenlee Textron                      Veterans Administration - Philadelphia
ING (formerly ReliaStar)              Verizon
J.D. Edwards                          Washington State University
J.R. Simplot                          W.W. Grainger, Inc.

No AP or end-user accounted for more than 10% of our total revenues for the year ended December 31, 2000.

SERVICE & SUPPORT

    We believe that a high level of customer service and support is critical to our performance. We provide technical support, maintenance, training and consulting to our APs, who are in turn primarily responsible for providing technical support services directly to end-users. We also provide such support directly to our end-users on an as-needed basis. These services are designed to increase end-user satisfaction, provide feedback to us as to end-users' demands and requirements, and generate recurring revenue. We plan to continue to expand our services and support programs as the depth and breadth of our products increase.

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

RESEARCH AND DEVELOPMENT

    We have committed, and expect to continue to commit, substantial resources to research and development. Our research and development organization is based on the product team concept. Each product team has an engineering team leader, a product manager, development engineers and quality assurance engineers. The team is entirely responsible for the design, implementation and quality of our products. Product development efforts are directed at increasing product functionality, improving product performance, and expanding the capabilities of the products to interoperate with third-party software and hardware. In particular, we devote substantial development resources to develop additional functionality for our products, and the capability to support additional platforms, databases, graphical user interfaces, toolsets and emerging technologies.

    As of December 31, 2000, our research and development organization consisted of 57 full-time employees in Colorado Springs, Colorado. During 2000, research and development expenses were $8.4 million. As of December 31, 2000, we had expensed all of our internal software development costs as incurred.

COMPETITION

    The market for Optika's Acorde product is intensely competitive and can be significantly affected by new product introductions and other market activities of industry participants. We believe that the principal competitive factors affecting our market include product features such as adaptability, scalability, ability to integrate with third-party products, functionality, ease of use, product reputation, quality, performance, price, customer service and support, effectiveness of sales and marketing efforts, and company reputation. Although we believe that we currently compete favorably with respect to such factors, we cannot assure you that we can maintain our competitive position against current and potential competitors. Our principal direct competitors for our Acorde products include FileNet Corporation, IBM Corporation, and OTG Software Inc. We also compete with industry-specific application vendors. Numerous other software vendors also compete in each product area. Potential competitors include, without limitation, providers of document management software products, providers of document archiving products, and Relational Database Management System, or RDBMS, vendors. In addition, we may face competition from other established and emerging companies in new market segments, such as e-business, resulting from the introduction of Optika Acorde Resolve product.

    We anticipate that the collaborative commerce market will also be highly competitive. As we enter and develop this market, we expect to face a variety of new competitors who will enter this new and evolving market. We may experience competition from our principal direct competitors of the Optika Acorde product family and other established or emerging companies in this new market.

    Many of our current and potential competitors have longer operating histories, greater resources and name recognition, and a larger installed base of customers than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than we can. We also face indirect competition from value added resellers, distributors and system integrators. We rely on a number of these resellers for implementation and other customer support services, as well as recommendations of our products during the evaluation stage of the purchase process. Although we seek to maintain close relationships with these resellers, many of these third parties have similar, and often more established, relationships with our principal competitors.

PROPRIETARY RIGHTS

    We rely upon a combination of trade secret, copyright and trademark laws, software licenses and nondisclosure agreements, to establish and protect our proprietary rights in our products. We enter into confidentiality and/or license agreements with all of our employees and distributors, as well as with our customers and potential customers seeking proprietary information, and limit access to and distribution of, our software, documentation and other proprietary information. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of our products or to obtain and use information that we regard as proprietary. We have certain registered and other trademarks. We believe that our products, trademarks and other proprietary rights do not infringe the proprietary rights of third parties. We cannot assure you, however, that third parties will not assert infringement claims in the future.

EMPLOYEES

    At December 31, 2000, we had 174 full-time employees in 19 cities. Of these employees, 57 were involved in research and development, 72 in sales and marketing, 29 in technical support and training, and 16 in administration and finance. No employees are covered by any collective bargaining agreements. We believe that our relationship with our employees is good.

    On February 6, 2001, we had a strategic reduction in force to more closely align our operating expenses with our current revenues. We reduced our workforce by approximately 25% primarily in the areas of administration and finance, research and development, and sales and marketing.

EXECUTIVE OFFICERS

    Optika's executive officers and key employees, and their ages as of February 28, 2001 are:

      NAME                      AGE     POSITION
      Mark K. Ruport..........   48   President, Chief Executive Officer &
                                       Chairman of the Board of Directors
      Steven M. Johnson.......   39   Executive Vice President-Chief Financial
                                       Officer & Secretary
      Thomas M. Rafferty......   55   Vice President-Research and Development,
                                       Engineering and Customer Support
      William J. Kearney......   31   Vice President-Marketing
      James A. Franklin.......   44   Vice President-North American Direct
                                       Sales
      Michael J. Rodsater.....   56   Vice President-North American Indirect
                                       Sales

    Mark K. Ruport has been our President and Chief Executive Officer and a Director since February 1995. He has served as Chairman of the Board of Directors since May 1996. From June 1990 to July 1994, Mr. Ruport was President and Chief Operating Officer, and most recently Chief Executive Officer, of Interleaf, Inc., a publicly held software and services company that develops and markets document management, distribution and related software. From 1989 to 1990, Mr. Ruport was Senior Vice President of Worldwide Sales of Informix Software, where he was responsible for direct and indirect sales and original equipment manufacturers. From 1985 to 1989, Mr. Ruport was Vice President of North American Operations for Cullinet Software, where he oversaw North American sales, customer support and systems integration.

    Steven M. Johnson has served as our Executive Vice President-Chief Financial Officer since February 2001, and as our Secretary since May 1996. He also served as our Vice President-Finance and Administration and Chief Financial Officer from September 1992 to February 2001, as our interim Chief Executive Officer from October 1994 to February 1995 and as interim Vice President of North American Channel Sales from July 1998 through December 1998. Prior to joining us, from February 1988 to September 1992, Mr. Johnson was Vice President-Finance, and Chief Financial Officer, of Insurance Auto Auctions, Inc., a publicly held company.

    Thomas M. Rafferty has served as our Vice President-Research and Development, Engineering and Customer Support since February 2001. He also served as our Vice President--Research and Development from March 1999 through February 2001. Prior to joining us, Mr. Rafferty was Vice President of Engineering at Regenisys Corporation from August 1997 to March 1999, a Phoenix software company specializing in rules-finding products. From August 1994 to July 1997 Mr. Rafferty was Vice President of Engineering for Data Research Associates, a leading vendor of library automation software. From October 1991 to July 1994 Mr. Rafferty was a founder of Integrated Technologies, Inc.; a software company that built a framework development architecture based on object-oriented technology providing for rapid integration of new technologies and applications. Mr. Rafferty spent the early part of his career in various engineering management positions at Eastman Kodak from 1968 to 1978, McDonnell Douglas from 1978 to 1987 and Prime from 1987 to 1991.

    William J. Kearney has served as our Vice President of Marketing since February 2001. Prior to this position, Mr. Kearney served in a wide variety of roles for Optika including Product Management from June 1998 to January 2001, Pre Sales from January 1996 to May 1998, and technical support / post sales implementation from April 1994 to December of 1996. Prior to joining Optika, Mr. Kearney was an independent contractor.

    James A. Franklin has served as Vice President of North American Direct Sales since February 2001. He also served as our Western Regional Vice President of Sales from January 1999 to February of 2001. Prior to joining us from 1996 to 1998, Mr. Franklin was the Western Region District Manager for GIGA Information Group, Inc., a publicly held information technology analyst firm. From 1994 to 1996, Mr. Franklin was the Director of Business Development for Geo/SQL, Corporation, a leading vendor of enterprise geographic information systems, in Denver, Co. Mr. Franklin was responsible for direct and OEM sales. From 1988 to 1994, Mr. Franklin held senior sales and executive management positions for multiple information technology consulting and software firms.

    Michael J. Rodsater has served as our Vice President-North American Indirect Sales since October 1999. Prior to joining us, Mr. Rodsater was Director of Sales for EIS International from October 1997 to September 1999, a leading provider of call center software. From September 1995 to June 1997 Mr. Rodsater was Director of Indirect Sales for Houston Cellular, a wireless communications company. From March 1994 to September 1995 Mr. Rodsater was Director of Retail Development for United States Cellular Corporation, a wireless communications company. From March 1993 to March 1994 Mr. Rodsater was Director of Sales and Marketing for Onyx Graphics Corporation, a imaging software and printing solutions company. Mr. Rodsater spent the early part of his career with IBM from 1975 to 1986, NYNEX from 1986 to 1991 and Computerland 1991 to 1992.

BUSINESS RISKS

    In evaluating our business, you should carefully consider the business risks discussed in this section.

    Operating Result Fluctuations. Our sales and other operating results have varied significantly in the past and will likely vary significantly in the future as a result of factors such as:

o   The size and timing of significant orders and their fulfillment

o   Rate of rollout, demand and customer adoption of our product offerings

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

o   Customization and integration problems with the end-user's legacy system

o   Changes in our business strategy

o   Changes in accounting pronouncements

o   The level of international expansion and foreign currency exchange rates

o   Seasonal trends

    A significant portion of our revenues have been, and we believe will continue to be, derived from a limited number of orders, and the timing of such orders and their fulfillment have caused, and are expected to continue to cause, material fluctuations in our operating results. Revenues are also difficult to forecast because the markets for our products are rapidly evolving, and our sales cycle and the sales cycle of our APs is lengthy and varies substantially from end-user to end-user. To achieve our quarterly revenue objectives, we depend upon obtaining orders in any given quarter for shipment in that quarter. Product orders are typically shipped shortly after receipt; consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's revenues. Furthermore, we have often recognized most of our revenues in the last month, or even in the last weeks or days, of a quarter. Accordingly, a delay in shipment near the end of a particular quarter may cause revenues in a particular quarter to fall significantly below our expectations and may materially adversely affect our operating results for such quarter. Conversely, to the extent that significant revenues occur earlier than expected, operating results for subsequent quarters may fail to keep pace with results of previous quarters or even decline. We also have recorded generally lower sales in the first quarter than in the immediately preceding fourth quarter, as a result of, among other factors, end-users' purchasing and budgeting practices and our sales commission practices. To the extent that future international operations constitute a higher percentage of total revenues, we anticipate that we may also experience relatively weaker demand in the third quarter as a result of reduced sales in Europe during the summer months. Significant portions of our expenses are relatively fixed in the short term. Accordingly, if revenue levels fall below expectations, operating results are likely to be disproportionately and adversely affected. As a result of these and other factors, we believe that our quarterly operating results will vary in the future, and that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Furthermore, due to all of the foregoing factors, it is likely that in some future quarter our operating results will be below the expectations of public market analysts and investors. In such event, the price of our common stock would likely decline and such decline could be significant.

    Blended Sales Model. During 1998, we altered our sales strategy with the introduction of a direct sales team, but we had limited experience in marketing and selling our products on a direct sales basis. Consequently, we may not be successful in achieving a significant level of direct sales on a timely basis, or at all. In 2000, our direct sales team has had to adapt to selling our new collaborative commerce product, Acorde Resolve, which presents a different series of sales challenges than our historical software products. We have also had to recruit a significant number of new salespeople to focus on selling our products and train our existing salespeople on selling our new product, Acorde Resolve. If we are unable to execute our direct sales strategy, it could have a material adverse effect on our business and results of operations.

    Product Offerings. The Optika Acorde family of products (which included Optika eMedia) account for substantially all of our current license revenue. Our future financial performance will depend in general on the acceptance of our product offerings, and in particular on the successful development, introduction and customer acceptance of new and enhanced versions of our products. Such markets, primarily the market for our collaborative commerce product, may not grow and we may not be successful in developing and marketing these or any other products, and these products may not achieve widespread customer acceptance. To date, we have not recognized any material revenue from the sale of our collaborative commerce product, Acorde Resolve, which was first released June 30, 2000. We may not be successful in selling the Optika Acorde family of products, and we may encounter unexpected delays or costs in such rollout, and any such failures could have a material adverse effect on our business and results or operations.

    Capital Requirements. We believe that our existing cash balances and liquid resources will be sufficient to fund our operating activities, capital expenditures and other obligations through at least the next twelve months. Recently capital market conditions have materially and adversely affected the ability of many Internet companies to raise additional capital in both private and public markets. If market conditions do not improve and we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we may be required to reduce our planned expenditures and scale back the scope of our business plan, either of which could have a material adverse effect on our business. On February 6, 2001, we had a strategic reduction in force to more closely align our operating expenses with our current revenues. We reduced our workforce by approximately 25% primarily in the areas of administration and finance, research and development, and sales and marketing.

    Key Employees. Most of our senior management team has joined us within the last five years. These individuals may not be able to achieve and manage growth, if any, or build an infrastructure necessary for us to operate. Our ability to compete effectively and to manage any future growth will require that we continue to assimilate new personnel and to train and manage our work force. Our future performance depends to a significant degree upon the continuing contributions of our key management, sales, marketing, customer support, and product development personnel. We have at times experienced, and continue to experience, difficulty in recruiting qualified personnel, particularly in sales, software development and customer support. We believe that there may be only a limited number of persons with the requisite skills to serve in those positions, and that it may become increasingly difficult to hire such persons. Competitors and others have in the past, and may in the future, attempt to recruit our employees. We have from time to time experienced turnover of key management, sales and technical personnel. The loss of key management, sales or technical personnel, or the failure to attract and retain key personnel, could harm our business.

    Advantage Partners. Our future results of operations will depend on the success of our marketing and distribution strategy, which has relied, to a significant degree, upon APs to sell and install our software, and provide post-sales support. These relationships are usually established through formal agreements that generally do not grant exclusivity, do not prevent the distributor from carrying competing product lines and do not require the distributor to purchase any minimum dollar amount of our software. Some APs may not continue to represent Optika or sell our products. Other APs, some of which have significantly greater financial marketing and other resources than us, may not develop or market software products that compete with our products or may otherwise discontinue their relationship with, or support of, us. Some of our APs are small companies that have limited financial and other resources that could impair their ability to pay us. Our strategy may not be successful and our strategy may adversely impact sales through our APs. Selling through indirect channels may also hinder our ability to forecast sales accurately, evaluate customer satisfaction, provide quality service and support or recognize emerging customer requirements.

    Product Updates and Releases. The markets for our products are characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements, and emerging industry standards. Our future performance will depend in significant part upon our ability to respond effectively to these developments. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete, unmarketable or noncompetitive. We are unable to predict the future impact of such technology changes on our products. Moreover, the life cycles of our products are difficult to estimate. Our future performance will depend in significant part upon our ability to enhance current products, and to develop and introduce new products and enhancements that respond to evolving customer requirements. We have in the recent past experienced delays in the development and commencement of commercial shipments of new products and enhancements, resulting in customer frustration and delay or loss of revenues. Our inability, for technological or other reasons, to develop and introduce new products or enhancements in a timely manner in response to changing customer requirements, technological change or emerging industry standards, or maintain compatibility with heterogeneous computing environments, would have a material adverse effect on our business and results of operations.

    Third Party Software. We license software from third parties, which is incorporated into our products. These licenses expire from time to time. These third-party software licenses may not continue to be available to us on commercially reasonable terms. The loss of, or inability to maintain, any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated, which in turn could materially and adversely affect our business and financial condition. In addition, we generally do not have access to source code for the software supplied by these third parties. Certain of these third parties are small companies that do not have extensive financial and technical resources. If any of these relationships were terminated or if any of these third parties were to cease doing business, we may be forced to expend significant time and development resources to replace the licensed software. Such an event would have a material adverse effect upon our business and results of operations.

    Sales Cycle. The license of our software products is typically an executive-level decision by prospective end-users, and generally requires us and our APs to engage in a lengthy and complex sales cycle (typically between six and twelve months from the initial contact date). In addition, the implementation by customers of our products may involve a significant commitment of resources by such customers over an extended period of time. For these and other reasons, the sales and customer implementation cycles are subject to a number of significant delays over which we have little or no control. Our future performance also depends upon the capital expenditure budgets of our customers and the demand by such customers for our products. Certain industries to which we sell our products, such as the financial services industry, are highly cyclical. Our operations may in the future be subject to substantial period-to-period fluctuations as a consequence of such industry patterns, domestic and foreign economic and other conditions, and other factors affecting capital spending. Such factors may have a material adverse effect on our business and results of operations.

    Competition. The market for our product offerings is intensely competitive and can be significantly affected by new product introductions and other market activities of industry participants. We anticipate that the collaborative commerce market will also be highly competitive and subject to competitive forces that do not currently exist. Our competitors offer a variety of products and services to address the emerging market for e-business solutions. Because our products are designed to operate in non-proprietary computing environments and because of low barriers to entry in the e-business market, we expect additional competition from established and emerging companies, as the market for e-business continues to evolve. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties, to increase the ability of their products to address the needs of our prospective customers. In addition, several competitors have recently made, or attempted to make, acquisitions to enter the market or increase their market presence. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on our business and results of operations. We may not be able to compete successfully against current or future competitors.

    Competitor Resources. Many of our current and potential competitors are substantially larger than we are, have significantly greater financial, technical and marketing resources and have established more extensive channels of distribution. As a result, such competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide added functionality and other features. Our failure to keep pace with our competitors through new product introductions or enhancements could cause a significant decline in our sales or loss of market acceptance of our products and services, result in continued intense price competition, or make our products and services or technologies obsolete or noncompetitive. To be competitive, we will be required to continue to invest significant resources in research and development, and in sales and marketing.

    Intellectual Property. Our performance depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. We rely on a combination of copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, which are measures that afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products, or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate, and competitors may independently develop similar technologies. Third parties may claim infringement by our products of their intellectual property rights. We expect that software product developers will increasingly be subject to infringement claims if the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, and regardless of the outcome of any litigation, will be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. A successful claim of infringement against our products and failure or inability to license the infringed or similar technology may adversely affect our business and results of operations.

    International Operations. Sales outside the United States accounted for approximately 24%, 17% and 15% of our revenues in 1998, 1999 and 2000, respectively. We intend to expand our international operations, third-party distributor relationships and hiring of additional sales representatives, each of which involves a significant investment of time and resources. We may not be successful in expanding our international operations. In addition, we have only limited experience in developing localized versions of our products and cannot assure you that we will be able to successfully localize, market, sell and deliver our products internationally. Our inability to successfully expand our international operations in a timely manner, or at all, could materially and adversely affect our business and results of operations. Our international revenues may be denominated in foreign currencies or the U.S. dollar. We do not currently engage in foreign currency hedging transactions; as a result, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies, could make our software less price-competitive, and could have a material adverse effect upon our business, results of operations, and financial condition.

    Product Liability. Our license agreements typically contain provisions designed to limit our exposure to potential product liability claims. These limitations of liability provisions may not be effective under the laws of certain jurisdictions. The sale and support of our products may entail the risk of such claims, and we cannot assure you that we will not be subject to such claims in the future. A successful product liability claim against us could have a material adverse effect upon our business and results of operations. Software products such as those we offer frequently contain errors or failures, especially when first introduced or when new versions are released. We have in the past released products that contained defects, and have discovered software errors in certain of our new products and enhancements after introduction. We could in the future lose or delay recognition of revenues as a result of software errors or defects, the failure of our products to meet customer specifications or otherwise. Our products are typically intended for use in applications that may be critical to a customer's business. As a result, we expect that our customers and potential customers have a greater sensitivity to product defects than the market for general software products. Despite our testing and testing by current and potential customers, errors or defects may be found in new products or releases after commencement of commercial shipments, and our products may not meet customer specifications, resulting in loss or deferral of revenues, diversion of resources, damage to our reputation, or increased service and warranty and other costs, any of which could have a material adverse effect upon our business and operating results.

     Common Stock Price Volatility. The market price of our shares of common stock has been, and is likely to continue to be, highly volatile and may be significantly affected by factors such as:

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

    Beneficial Ownership. Holders of our Series A Preferred Stock and members of our Board of Directors and our executive officers, together with members of their families and entities that may be deemed affiliates of, or related to, such persons or entities, beneficially own, as of March 14, 2000, approximately 26% of the outstanding shares of our voting stock. Accordingly, these stockholders could, if acting in concert, be able to substantially influence the election of all members of our Board of Directors and determine the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions.

    Change In Company Control. Certain provisions of our Certificate of Incorporation, equity incentive plans, Bylaws, and Delaware law may discourage certain transactions involving a change in control of our company. Our classified Board of Directors and the ability of the Board of Directors to issue "blank check" preferred stock without further stockholder approval, may have the effect of delaying, deferring or preventing a change in our control and may also affect the market price of our stock.

ITEM 2.     PROPERTIES

    Our principal administrative, sales and marketing, research and development and support facilities consist of approximately 39,000 square feet of office space in Colorado Springs, Colorado. We occupy these premises under a lease expiring March 2007. In support of our field sales and support organization, we also lease several facilities in the United States and an office in the United Kingdom and Brazil.

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

Quarter Ended                                            HIGH       LOW
-------------                                            ----       ---
December 31, 2000...............................       $  3.06   $   .72
September 30, 2000..............................       $  6.06   $  3.50
June 30, 2000...................................       $ 22.38   $  5.06
March 31, 2000..................................       $ 43.13   $ 13.69
December 31, 1999...............................       $ 16.50   $  3.75
September 30, 1999..............................       $  5.75   $  3.31
June 30, 1999...................................       $  6.50   $  3.13
March 31, 1999..................................       $  6.00   $  3.38

    As of March 16, 2000 we estimate there were approximately 103 holders of record of our Common Stock. This does not include the number of persons whose stock is in nominee or "street" name accounts through brokers.

    We have not paid any cash dividends on our capital stock since our inception, and do not expect to pay cash dividends on our Common Stock in the foreseeable future. Our bank line of credit currently prohibits the payment of cash dividends without the consent of the bank.

ITEM 6.     SELECTED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. The consolidated statement of operations data for each of the three years in the period ended December 31, 2000 and the consolidated balance sheet data at December 31, 2000 and 1999, are derived from the audited consolidated financial statements included in Item 14(a). The consolidated statement of operations data for the two years ended December 31, 1997 and 1996, and the consolidated balance sheet data at December 31, 1996, 1997 and 1998, are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

                                              YEAR ENDED DECEMBER 31,
                                    ------------------------------------------
                                      2000     1999     1998     1997     1996
                                     -----------------------------------------
Consolidated Statement of Operations:  (in thousands, except per share amounts)
Revenues:
  Licenses........................ $  5,241 $ 11,457 $ 11,128 $ 15,912 $ 13,406
  Maintenance and other...........   10,589   10,308    7,419    5,751    3,297
                                     ------   ------   ------   ------   ------
    Total revenues................   15,830   21,765   18,547   21,663   16,703
                                     ------   ------   ------   ------   ------
Cost of revenues:
  Licenses........................      562      821      434      737      585
  Maintenance and other...........    4,685    3,947    3,274    2,845    1,930
                                     ------   ------   ------   ------   ------
    Total cost of revenues........    5,247    4,768    3,708    3,582    2,515
                                     ------   ------   ------   ------   ------
Gross profit......................   10,583   16,997   14,839   18,081   14,188
                                     ------   ------   ------   ------   ------
Operating expenses:
  Sales and marketing.............   13,672   10,963   12,972   10,666    7,332
  Research and development........    8,434    5,635    5,332    4,978    4,624
  General and administrative......    2,392    1,997    2,714    1,829    1,367
  Restructuring and other
   non-recurring charges .........       --       --      425      885       --
                                     ------   ------   ------   ------   ------
    Total operating expenses......   24,498   18,595   21,443   18,358   13,323
                                     ------   ------   ------   ------   ------
Income (loss) from operations.....  (13,915)  (1,598)  (6,604)    (277)     865
Other income, net.................      852      300      218      442      229
                                     ------   ------   ------   ------   ------
Income (loss) before income tax
 expense (benefit)................  (13,063)  (1,298)  (6,386)     165    1,094
Income tax expense (benefit)......    2,978     (454)  (1,276)      --     (813)
                                     ------   ------   ------   ------   ------
Net income (loss).................  (16,041)    (844)  (5,110)     165    1,907
Preferred stock dividend..........   (1,037)      --       --       --       --
Accretion of preferred stock and
 beneficial conversion feature....   (5,027)      --       --       --       --
                                     ------   ------   ------   ------   ------
Net loss applicable to common
 stockholders..................... $(22,105) $  (844) $(5,110) $   165 $  1,907
                                     ======   ======   ======   ======   ======


Basic net income (loss) per common
 share ........................... $  (2.78) $ (0.12) $ (0.73) $  0.02 $   0.45
Weighted average number of common
 shares outstanding...............    7,948    7,192    6,989    6,782    4,246
Diluted net income (loss) per
 common share .................... $ (2.78)  $ (0.12) $ (0.73) $  0.02 $   0.30
Diluted weighted average number of
 common shares outstanding........    7,948    7,192    6,989    7,661    6,349


                                                    DECEMBER 31,
                                      -----------------------------------------
                                      2000     1999     1998     1997     1996
                                     ------------------------------------------
CONSOLIDATED BALANCE SHEET DATA:                   (in thousands)
Cash, cash equivalents and
 short-term investments........... $ 11,704 $  7,182 $  7,811 $  8,600 $ 11,499
Working capital...................    8,512    5,737    6,176   12,747   13,817
Total assets......................   18,524   18,097   18,537   21,886   20,258
Long-term debt, excluding current
 portion..........................       --       --       --       --      136
Redeemable convertible preferred
 stock............................   10,849       --       --       --       --
Total stockholders' equity .......      769   11,356   11,820   16,492   15,849

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

OVERVIEW

    Optika Inc. is a leading provider of imaging, workflow and collaborative commerce software. Optika's Acorde family of Internet software solutions, including Acorde Context(TM), Process(TM) and Resolve(TM), allow companies to effectively and cost-efficiently manage paper-intensive or complex business processes and transactions. Acorde provides the ability to access and store multiple formats of business content, both digital and non-digital; automate processes across the organization and externally with partners and customers; and enable online collaboration around these paper-intensive or complex processes in real and near time. A three-tier, scalable and extensible solution, Acorde delivers a variety of client desktops, including Windows, web and the ability to integrate with line-of-business and other third-party applications. The Acorde product family allows organizations to improve processing efficiency, reduce operating costs and increase customer and trading partner service and satisfaction. The Acorde product is an evolution of Optika's eMedia product.

    The license of our software products is typically an executive-level decision by prospective end-users and generally requires us and our APs to engage in a lengthy and complex sales cycle (typically between six and twelve months from the initial contact date). We distribute our products through a direct sales force and a network of APs. For 2000, approximately 72% of our license revenues were derived from our APs and the remaining license fees were derived from direct sales. However, no individual customer accounted for more than 10% of our total revenues. For the years ended December 31, 1998, 1999 and 2000, we generated approximately 24%, 17% and 15%, respectively, of our total revenues from international sales. Our revenues consist primarily of license revenues, which are comprised of one-time fees for the license of our products, service revenues, and maintenance revenues, which are comprised of fees for upgrades and technical support. Our APs, which are responsible for the installation and integration of the software for their customers, enter into sales agreements with the end-user, and license software directly from us. We license software directly to the end-user through software license agreements. Annual maintenance agreements are also entered into between the APs and the end-user, and the APs then purchase maintenance services directly from us. For 1999 and 2000, approximately 53% and 33%, respectively, of our total revenues were derived from software licenses and approximately 33% and 47%, respectively, of our total revenues were derived from maintenance agreements. For 1999 and 2000, other revenues, which are comprised of training, consulting and implementation services, and third-party hardware and software products, accounted for 14% and 20%, respectively, of our total revenues.

    During February 2001, we strategically reduced our workforce by approximately 25%. This reduction in force resulted in approximately $1.0 million of restructuring charges to earnings in the first quarter of 2001, primarily to cover severance and severance related costs. We will realize savings during fiscal year 2001 from the reduction in salary costs, office space and related overhead expenses as a result of the restructuring plan. Further, we anticipate cash outflows during fiscal year 2001 will be reduced from the related expense reductions.

    We earn our revenue primarily from licenses and fees. Our revenue is recognized in accordance with Statement of Position 97-2 (SOP 97-2), as amended. We will generally recognize license revenue upon shipment when a non-cancelable license agreement has been signed or a purchase order has been received, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Where applicable, fees from multiple element arrangements are unbundled and recorded as revenue as the elements are delivered to the extent that vendor specific objective evidence, or VSOE, of fair value exists for the delivered and undelivered elements. Maintenance revenues are deferred and recognized ratably over the maintenance period, which is generally one year. Other revenues are recognized as services are performed. We adopted SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions", which amended SOP 97-2 on January 1, 2000. SOP 98-9 requires the "residual approach" for multiple element arrangements when VSOE exists for the undelivered elements such as maintenance but is not known for the delivered elements. The adoption of SOP 98-9 had no material impact on our financial position or results of operations.

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

    Based on our internal research and development process, costs incurred between the establishment of technological feasibility and general release of the software products are immaterial and therefore have not been capitalized in accordance with Statement of Financial Accounting Standards No. 86. All internal research and development costs have been expensed as incurred.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 2000  TO DECEMBER 31, 1999

Revenues

    Total revenues decreased 27% from $21.8 million for the year ended December 31, 1999 to $15.8 million for the year ended December 31, 2000.

    Licenses. License revenues decreased 54% from $11.5 million for the year ended December 31, 1999 to $5.2 million for the year ended December 31, 2000, representing approximately 53% and 33%, respectively, of total revenues in both periods. The decrease in license revenue is attributable to a shift in focus from our core technologies to the addition of collaborative tools which caused us to lose momentum in our traditional core product markets of Acorde Context and Acorde Process. During the end of 2000 and into 2001 we have recognized the loss of momentum and have increased our focus on our customers and APs in delivering a clearer product message that focuses on the strengths of our legacy applications complimented by our collaborative product offering. License revenues generated outside of the United States increased from approximately 19% of license revenues for the year ended December 31, 1999 to approximately 22% of license revenues for the year ended December 31, 2000. This increase is attributable to decreased United States license revenue in 2000.

    Maintenance and Other. Maintenance revenues, exclusive of other revenues, increased 5%, from approximately $7.1 million during the year ended December 31, 1999, to $7.5 million for the year ended December 31, 2000, representing approximately 33% of total revenues for the year ended December 31, 1999 and 47% of total revenues for the year ended December 31, 2000. This absolute dollar increase was primarily a result of an increase in the number of installed systems. Other revenue, consisting primarily of consulting services and training, represented 14% and 20% of total revenue for the years ended December 31, 1999 and 2000, respectively. The increase in other revenues as a percentage of total revenues was primarily due to other revenues remaining stable while total license revenues decreased in fiscal year 2000.

Cost of Revenues

    Licenses. Cost of licenses consist primarily of royalty payments to third-party software vendors and costs of product media, duplication, packaging and fulfillment. Cost of licenses decreased from $821,000, or 7% of license revenues, for the year ended December 31, 1999, to $562,000, or 11% of license revenues, for the year ended December 31, 2000, primarily as a result of the decreased license revenue during the period.

    Maintenance and Other. Cost of maintenance and other consists of the direct and indirect costs of providing software maintenance and support, training and consulting services, to our APs and end-users. Cost of maintenance and other increased from $3.9 million, or 38% of maintenance and other revenues, for the year ended December 31, 1999, to $4.7 million, or 44% of maintenance and other revenues, for the year ended December 31, 2000. The increase as a percentage of maintenance and other revenues is primarily a result of the increase in resources to service our increased maintenance base.

Operating Expenses

    Sales and Marketing. Sales and marketing expenses consist primarily of salaries; commissions and other related expenses for sales and marketing personnel; marketing; advertising; and promotional expenses. Sales and marketing expenses increased from $11.0 million, or 50% of total revenues, for the year ended December 31, 1999, to $13.7 million, or 86% of total revenues, for the year ended December 31, 2000. This increase in sales and marketing is primarily attributable to the increase in our direct sales organization throughout fiscal year 2000. We anticipate that sales and marketing expenses will decrease in absolute dollars in future quarters due to decreased headcount.

    Research and Development. Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, and the cost of facilities and equipment. Research and development expenses increased in absolute dollars from $5.6 million, or 26% of total revenues, for the year ended December 31, 1999, to $8.4 million, or 53% of total revenues, for the year ended December 31, 2000. The increase in research and development expenses in 2000 was used to fund the development of the Optika Acorde product family and product enhancements to our existing product line. We expect our research and development costs will decrease in absolute dollars in future quarters due to decreased headcount.

    General and Administrative. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel, and outside professional fees. General and administrative expenses increased from $2.0 million, or 9% of total revenues, for the year ended December 31, 1999, to $2.4 million, or 15% of total revenues, for the year ended December 31, 2000. The increase was primarily due to increased depreciation and lease costs supporting the increased headcount in 2000. General and administrative expenses are expected to decrease in future quarters due to decreased headcount.

    Other income, net. Other income, net consists primarily of interest due to our investing activities offset by interest expense. We recognized other income, net of $300,000 during the year ended December 31, 1999, compared to other income, net of $852,000 during the year ended December 31, 2000.

    Income Tax Expense. In 2000, we recorded a full valuation allowance against our carryforward tax benefits to the extent that we believe that it is more likely than not all of such benefits will not be realized in the near term. Our assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular we considered both our historical results and our projections of profitability for only reasonably foreseeable future periods. Our realization of the recorded net deferred tax assets is dependent on future taxable income and therefore, we cannot assure you that such benefits will be realized.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 TO DECEMBER 31, 1998

Revenues

    Total revenues increased 17% from $18.5 million for the year ended December 31, 1998 to $21.8 million for the year ended December 31, 1999.

    Licenses. License revenues increased 3% from $11.1 million for the year ended December 31, 1998 to $11.5 million for the year ended December 31, 1999, representing approximately 60% and 53%, respectively of total revenues in both periods. Although the year over year increase was minimal, the change in composition of license revenue is significant. For the year ended December 31, 1998 licenses of our Optika eMedia software generated 18% of our license revenue. For the year ended December 31, 1999 licenses of our Optika eMedia software generated 72% of our total license revenue. Management believes that the increase is primarily a result of continued customer acceptance of Optika eMedia, which became commercially available in late September 1998. Licenses of our Filepower software product to new customers ceased in March 2000. License revenues generated outside of the United States decreased from approximately 32% of license revenues for the year ended December 31, 1998 to approximately 19% of license revenues for the year ended December 31, 1999. This decrease is attributable to the closure of several Asian offices in 1998.

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

    Maintenance and Other. Cost of maintenance and other consists of the direct and indirect costs of providing software maintenance and support, training and consulting services, to our APs and end-users. Cost of maintenance and other increased from $3.3 million, or 44% of maintenance and other revenues, for the year ended December 31, 1998, to $3.9 million, or 38% of maintenance and other revenues, for the year ended December 31, 1999. The decrease as a percentage of maintenance and other revenues is primarily a result of the leverage received from utilizing existing resources to service our increased maintenance base.

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

    Other income, net. Other income, net consists primarily of interest due to our investing activities offset by interest expense on our capitalized lease obligations, and other debt. We incurred other income, net of $218,000 during the year ended December 31, 1998, compared to other income, net of $300,000 during the year ended December 31, 1999. Other income for 1998 and 1999 was primarily a result of interest income derived from our investment of our initial public offering proceeds offset by foreign currency transaction and translation losses.

    Income Tax Benefit. During 1999 we recorded a partial valuation allowance against our carryforward tax benefits to the extent that we believe that it is more likely than not all of such benefits will not be realized in the near term. Our assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular we considered both our historical results and our projections of profitability for only reasonably foreseeable future periods. Our realization of the recorded net deferred tax assets is dependent on future taxable income and therefore, we cannot assure you that such benefits will be realized.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents, including short-term investments, at December 31, 2000 was $11.7 million, increasing by approximately $4.5 million from December 31, 1999. This increase is due to the proceeds from the preferred stock transaction offset by our net loss and capital expenditures associated with additional computer equipment.

    During February 2001, we strategically reduced our workforce by approximately 40 employees. This reduction in force resulted in approximately $1.0 million of restructuring charges to earnings in the first quarter of 2001, primarily to cover severance and severance related costs. We will realize savings during fiscal year 2001 from the reduction in salary costs, office space and related overhead expenses as a result of the restructuring plan. Further, we anticipate cash outflows during fiscal year 2001 will be reduced from the related expense reductions.

    For the year ended December 31, 1999, net cash used in operating activities was $365,000 compared to net cash used in operating activities of $10.5 million for the year ended December 31, 2000. Cash used in operating activities for the year ended December 31, 2000 is due to the net loss.

    Cash used in investing activities was $3.6 million for the year ended December 31, 1999 compared to cash used of $6.8 million for the year ended December 31, 2000. The cash used in investing activities is primarily due to the purchase of marketable securities and capital expenditures during 2000.

    Cash provided by financing activities was $484,000 for the year ended December 31, 1999. Cash provided by financing activities was $16.2 million for the year ended December 31, 2000. Cash provided by financing activities resulted primarily from proceeds from the private placement of preferred stock and warrants for approximately $14.7 million of proceeds, net of issuance costs.

    At December 31, 2000, our principal sources of liquidity included cash and short-term investments of $11.7 million. In addition, we have a secured credit facility for up to $3.0 million, bearing interest at the bank's prime rate. As of December 31, 2000, we had $2.8 million available for borrowing and no other debt outstanding.

    We believe that our current cash and short-term investments, together with anticipated cash flow from operations and our bank credit facility, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. SFAS No. 133, which has been amended by SFAS 137, is effective for our fiscal year ending December 31, 2001. The adoption of SFAS No. 133 had no significant impact on the our financial position, results of operations, or cash flows.

    In December 1999, the SEC released Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000. The adoption of SAB 101 had no significant impact on our financial position, results of operations, or cash flows.

    In March 2000, the FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation-an Interpretation of APB Opinion No. 25 ("Fin 44"). This opinion provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that FIN 44 covers events occurring during the period from December 15, 1998 and January 12, 2000, but before July 1, 2000, the effect of applying this Interpretation are to be recognized on a prospective basis. The adoption of FIN 44 had no significant impact on our financial position, results of operations, or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    As of December 31, 2000 we had $9.5 million in short-term investments that are sensitive to market risks. Our investment portfolio is used to preserve our capital until it is required to fund operations. We do not own any derivative financial instruments. Due to the nature of our investment portfolio we are primarily subject to interest rate risk.

    Our investment portfolio includes fixed rate debt instruments that are primarily United States government and agency bonds of durations ranging from one to four years. The market value of these bonds is subject to interest rate risk, and could decline in value if interest rates increase. Any material change in the interest rates would have a material change in the market value of our debt instruments. A hypothetical increase or decrease in market interest rates by 10% from December 31, 2000 would cause the fair market value of these short-term investments to change by an insignificant amount.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

    The information required by this item relating to our directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in our Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company's executive officers and key employees is included under the caption "Executive Officers" in Part I of this Report on Form 10-K and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this item is included under the caption "Executive Compensation and Related Information" in our Proxy Statement for the 2001 Annual Meeting of the Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item is included under the caption "Ownership of Securities" in our Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item is included under the caption "Certain Transactions" in our Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Annual Report on Form
    10-K:

                                                                          Page
   1. Financial Statements:
      Report of Independent Auditors KPMG LLP..............................24
      Report of Independent Accountants PricewaterhouseCoopers LLP.........25
      Consolidated Balance Sheets as of December 31, 2000 and 1999.........26
      Consolidated Statements of Operations for each of the three years in the period ended December 31, 2000...............................27
      Consolidated Statements of Stockholders' Equity and Comprehensive
       Income (Loss) for each of the three years in the period ended
       December 31, 2000...................................................28
      Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000...............................29
      Notes to Consolidated Financial Statements...........................30

   2. Financial Statement Schedule:
      Schedule II - Valuation and Qualifying Accounts for the three years in the period ended December 31, 2000...............................41

      Schedules not listed above have been omitted because they are not required, not applicable, or the required information is shown in the financial statements and related notes thereto.

   3. Exhibits - See Exhibit Index on page 44

(b) Reports on Form 8-K

None

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Optika Inc.:

We have audited the accompanying consolidated balance sheets of Optika Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Optika Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                KPMG LLP

Denver, Colorado
January 19, 2001, except as to note 11
 which is as of February 6, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
 Stockholders of Optika Inc.:

In our opinion, the consolidated statements of operations, of stockholders' equity and comprehensive loss and of cash flows present fairly, in all material respects, the results of operations and cash flows of Optika Inc. and its subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



PRICEWATERHOUSECOOPERS LLP

January 25, 1999
Broomfield, Colorado

                                   OPTIKA INC.

                            CONSOLIDATED BALANCE SHEETS

                (In thousands, except share and per share amounts)

                                                   DECEMBER 31,  DECEMBER 31,
                                                       2000          1999
                                                     -------       -------
ASSETS
Current assets:
 Cash and cash equivalents.........................  $ 2,192       $ 3,359
 Short-term investments............................    9,512         3,823
 Accounts receivable, net of allowance for doubtful
  accounts of $86 and $90 at December 31, 2000 and
  1999, respectively...............................    2,913         4,741
 Other current assets..............................      801           555
                                                     -------      --------
    Total current assets ..........................   15,418        12,478
                                                     -------       -------
Property and equipment, net........................    2,625         2,618
Deferred tax asset, net............................       --         2,946
Other assets.......................................      481            55
                                                     -------       -------
                                                     $18,524       $18,097
                                                     =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable .................................  $ 1,052       $   869
 Accrued expenses..................................    1,043         1,135
 Accrued compensation expense......................      909           910
 Deferred revenue .................................    3,902         3,827
                                                     -------       -------
    Total current liabilities .....................    6,906         6,741
                                                     -------       -------
Series A redeemable convertible preferred stock,
 $.001 par value; 731,851 shares authorized, issued
 and outstanding at December 31, 2000 (liquidation
 preference of  $16,037 at December 31, 2000)         10,849            --
                                                     -------       -------
Commitments and contingencies (Notes 4, 7 and 10)

Stockholders' equity:
 Common stock; $.001 par value; 25,000,000 shares
  authorized; 8,107,149 and 7,307,678 shares
  issued and outstanding at December 31, 2000 and
  1999, respectively...............................        8             7
 Additional paid-in capital........................   23,425        18,101
 Accumulated deficit...............................  (22,689)       (6,648)
 Accumulated other comprehensive income (loss).....       25          (104)
                                                     -------       --------
    Total stockholders' equity ....................      769        11,356
                                                     -------       -------
                                                     $18,524       $18,097
                                                     =======       =======

The accompanying notes are an integral part of these consolidated finanical statements.

                                   OPTIKA INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share amounts)

                                              YEAR ENDED DECEMBER 31,

                                             2000      1999      1998
                                             ----      ----      ----
Revenues:
 Licenses................................   $ 5,241  $11,457   $11,128
 Maintenance and other...................    10,589   10,308     7,419
                                            -------  -------   -------
   Total revenues........................    15,830   21,765    18,547
                                            -------  -------   -------
Cost of revenues:
 Licenses................................       562      821       434
 Maintenance and other...................     4,685    3,947     3,274
                                            -------  -------   -------
   Total cost of revenues................     5,247    4,768     3,708
                                            -------  -------   -------

Gross profit.............................    10,583   16,997    14,839
                                            -------  -------   -------

Operating expenses:
 Sales and marketing.....................    13,672   10,963    12,972
 Research and development................     8,434    5,635     5,332
 General and administrative..............     2,392    1,997     2,714
 Restructuring and other non-recurring
  charges................................        --       --       425
                                            -------  -------   -------

    Total operating expenses.............    24,498   18,595    21,443
                                            -------  -------   -------

Loss from operations.....................   (13,915)  (1,598)   (6,604)
Other income, net........................       852      300       218
                                            -------  -------   -------
Loss before income tax expense (benefit)    (13,063)  (1,298)   (6,386)
Income tax expense (benefit).............     2,978     (454)   (1,276)
                                            -------  -------   -------
Net loss.................................   (16,041)    (844)   (5,110)
Preferred stock dividend ................    (1,037)      --        --
Accretion of preferred stock and
 beneficial conversion feature ..........    (5,027)      --        --
                                            -------  -------   -------
Net loss applicable to common
 stockholders............................  $(22,105) $  (844)  $(5,110)
                                            =======  =======   =======

Basic and diluted net loss per common
 share...................................  $  (2.78) $ (0.12)  $ (0.73)
Basic and diluted weighted average number
 of common shares outstanding ...........     7,948    7,192     6,989

The accompanying notes are an integral part of these consolidated financial statements.

                                   OPTIKA INC.

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

                       (In thousands, except share amounts)

                                                                             Accumulated
                                                     Additional                 Other         Total
                                      Common Stock     Paid-in  Accumulated Comprehensive Stockholders'
                                     Shares   Amount   Capital    Deficit   Income (Loss)    Equity
                                    --------- ------ ---------- ----------- ------------- -------------
Balances at December 31, 1997.....  6,890,724  $   7  $  17,179  $     (694) $         --  $     16,492
 Common stock issued upon exercise
  of stock options................    151,961     --        266          --            --           266
 Common stock issued pursuant to
  employee stock purchase plan....     71,888     --        172          --            --           172
 Net loss.........................                                   (5,110)                     (5,110)
                                    --------- ------ ---------- ----------- ------------- -------------
Balances at December 31, 1998.....  7,114,573      7     17,617      (5,804)           --        11,820
 Common stock issued upon exercise
  of stock options................    111,316     --        301          --            --           301
 Common stock issued pursuant to
  employee stock purchase plan....     67,923     --        183          --            --           183
 Common stock issued upon exercise
  of warrants.....................     13,866     --         --          --            --            --
 Comprehensive  loss:
  Unrealized loss on investments..        --      --         --          --          (104)
  Net loss........................        --      --         --        (844)           --
 Total comprehensive loss.........                                                                 (948)
                                    --------- ------ ---------- ----------- ------------- -------------
Balances at December 31, 1999.....  7,307,678      7     18,101      (6,648)         (104)       11,356
 Common stock issued upon exercise
  of stock options................    760,042      1      1,357          --            --         1,358
 Common stock issued pursuant to
  employee stock purchase plan....     39,429     --        124          --            --           124
 Issuance of warrants in
  connection with preferred stock
  offering........................         --     --      5,123          --            --         5,123
 Issuance of common stock options
  for preferred stock offering
  costs...........................         --     --        376          --            --           376
 Accretion of preferred stock.....         --     --       (619)         --            --          (619)
 Preferred stock dividends........         --     --     (1,037)         --            --        (1,037)
 Comprehensive loss:
  Unrealized gain on investments..         --     --         --          --           129
  Net loss........................         --     --         --     (16,041)           --
 Total comprehensive loss.........                                                              (15,912)
                                    --------- ------ ---------- ----------- ------------- -------------
Balances at December 31, 2000       8,107,149  $   8  $  23,425  $ (22,,689) $         25  $        769
                                    ========= ====== ========== =========== ============= =============

The accompanying notes are an integral part of these consolidated financial statements

                                   OPTIKA INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                  YEAR ENDED DECEMBER 31,

                                             2000          1999          1998
                                            ------        ------        ------
Cash Flows From Operating Activities:
Net loss.................................$  (16,041)   $     (844)   $   (5,110)
Adjustments to reconcile net loss to net
 cash provided (used) by operating
 activities:
 Depreciation and amortization...........     1,230         1,005         1,018
 Loss on disposal of assets..............        23           157            75
 Deferred tax expense (benefit)..........     2,946          (508)       (1,403)
 Changes in assets and liabilities:
   Accounts receivable, net..............     1,828          (170)        3,984
   Other assets..........................      (672)          (29)          204
   Accounts payable......................       183           159           (32)
   Accrued expenses and accrued
    compensation expense.................       (93)         (607)          460
   Deferred revenue......................        75           472           910
                                           --------      --------      --------
    Net cash provided (used) by operating
     activities..........................   (10,521)         (365)          106
                                           --------      --------      --------

Cash Flows from Investing Activities:
Capital expenditures.....................    (1,260)         (644)       (1,318)
Sale (purchase) of short-term investments    (5,560)       (2,927)        4,398
                                           --------      --------      --------
    Net cash provided (used) by investing
     activities..........................    (6,820)       (3,571)        3,080
                                           --------      --------      --------

Cash Flows from Financing Activities:
Principal payments on long-term debt.....        --            --           (15)
Net proceeds from issuance of redeemable
 convertible preferred stock and warrants    14,692            --            --
Proceeds from issuance of common stock...     1,482           484           438
                                           --------      --------      --------
    Net cash provided by financing
     activities..........................    16,174           484           423
                                           --------      --------      --------
Net increase (decrease) in cash and cash
 equivalents.............................    (1,167)       (3,452)        3,609
Cash and cash equivalents at beginning of
 period..................................     3,359         6,811         3,202
                                           --------      --------      --------
Cash and cash equivalents at end of
 period..................................$    2,192   $     3,359   $     6,811
                                           ========      ========      ========
Supplemental Disclosure of Cash Flow
 Information
Interest paid............................$       --   $        --   $        --
Income taxes paid........................$       30   $        54   $       127

The accompanying notes are in integral part of these consolidated financial statements.

                                   OPTIKA INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Optika Inc. (formerly Optika Imaging Systems, Inc.), a Delaware corporation, and its subsidiaries ("Optika" or the "Company") was formed in 1988 and is a provider of imaging, workflow and collaborative commerce software. By leveraging the technology of the Internet, the Company's software bridges the gap between paper and electronic commerce across the enterprise and throughout supply chains. The Company licenses its software under license agreements and provides services including maintenance, training and implementation.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of Optika Inc. and its wholly owned subsidiaries Optika Imaging Systems Europe, Ltd., Optika Information Systems, LTDA, Optika Imaging Systems, GmbH and Optika Asia, Inc. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

    The Company's revenue is recognized according to American Institute of Certified Public Accountants Statements of Position 97-2, as amended, and 98-9, relating to software revenue recognition. License revenue is recognized when a non-cancelable license agreement has been signed or a purchase order has been received, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Where applicable, fees from multiple element arrangements are unbundled and recorded as revenue as the elements are delivered to the extent that vendor specific objective evidence of fair value exists for each element. Maintenance revenues are deferred and recognized ratably over the maintenance period, which is generally one year. Other revenues are recognized as services are performed. The Company generally does not grant rights to return products, except for defects in the performance of the products relative to specifications and pursuant to standard industry shrink-wrapped license agreements, which provide for 30-day rights of return if an end-user does not accept the terms of the software license, nor does it provide provisions for price adjustments or stock rotation rights.

Cash Equivalents and Short-term Investments

    The Company classifies short-term investments with original maturities of three months or less as cash equivalents. Short-term investments consist of U.S. Government debt securities with maturity periods from one to four years. Such short-term investments are classified as available-for-sale as defined by Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) and accordingly are recorded at fair value. Increases or decreases in the fair value of investments classified as available-for-sale are recorded in comprehensive income (loss), net of the related tax effect. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification bases. The unrealized gain on short-term investments was $25,000 as of December 31, 2000 and the unrealized loss on short-term investments was $104,000 as of December 31, 1999. As of December 31, 2000, the carrying value of short-term investments approximated fair value.

Depreciation and Amortization

    Computer equipment, office equipment and furniture are recorded at cost and depreciated using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the lease terms.

Software Development Costs

    All internal research and development costs are expensed as incurred. Statement of Financial Accounting Standards No. 86 (SFAS No. 86) requires the capitalization of certain software development costs once technological feasibility is established. To date, the period between achieving technological feasibility and the general availability of such software has been short. Consequently, software development costs qualifying for capitalization have been insignificant and therefore, the Company has not capitalized any internal software development costs.

Foreign Currency Translation

    The U.S. dollar is the functional currency of the consolidated corporation. For the Company's foreign subsidiaries, monetary assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date and non-monetary assets are translated at historical rates. Results of operations are translated using the average exchange rates during the period. Foreign currency translation and transaction gains or losses were not material in any period presented.

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

Fair Value of Financial Instruments

    The carrying amounts of the Company's financial instruments including cash and trade receivables and payables, approximate their fair values.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

    The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Stock Compensation Plans

    The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25" issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

Net Income (Loss) Per Common Share

    Basic and diluted earnings per share (EPS) is computed by dividing net income applicable to common stockholders by the weighted average number of shares outstanding during the period. Net income applicable to common stockholders is computed by increasing the net loss by the preferred stock dividend, the accretion of preferred stock and the beneficial conversion feature. Diluted EPS excludes 2,220,000, 2,329,000 and 1,872,000 options and warrants to purchase common stock in 2000, 1999 and 1998, respectively, and 731,851 shares of redeemable convertible preferred stock in 2000 because of their antidilutive effect on net loss per share.

    The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands, except per share data):

                                                         Year Ended
                                                        December 31,
                                                   -------------------------
                                                   2000      1999       1998
                                                   ----      ----       ----
Earnings per share:
 Net loss applicable to common stockholders.. $  (22,105) $   (844) $  (5,110)
 Weighted average common shares outstanding..      7,948     7,192      6,989
 Net loss per common share................... $    (2.78) $  (0.12) $   (0.73)
Effect of dilutive securities:
 Options and warrants........................         --        --         --
 Diluted weighted average common shares
  outstanding................................      7,948     7,192      6,989
 Diluted net loss per common share            $    (2.78) $  (0.12) $   (0.73)

Concentration

    The Company has historically relied on a limited number of products to generate revenues and has concentrated risk related to the continued and future market acceptance of such products. The Company currently has no major customers accounting for more than 10% of its consolidated revenues; however, the Company's accounts receivable are heavily concentrated with resellers of the Company's products. At December 31, 2000 no individual customer receivable accounted for greater than 10% of the accounts receivable balance. Receivables from end users are not concentrated in any particular industry.

2.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following (in thousands):


                                                    December 31,
                                                   ---------------
                                                   2000       1999
                                                   ----       ----
  Computer and office equipment..............   $  4,734   $  4,175
  Leasehold improvements.....................      1,074        965
  Furniture, fixtures and other..............      1,055        648
                                                ---------  ---------
                                                   6,863      5,788
  Less accumulated depreciation and
   amortization..............................     (4,238)    (3,170)
                                                ---------  ---------
                                                $  2,625   $  2,618
                                                =========  =========

3.  LINE OF CREDIT

    The Company has a line of credit expiring in October 2001, whereby it is able to draw up to $3.0 million bearing interest at the bank's prime rate. At December 31, 2000, $2.8 million was available for borrowing thereunder. Pursuant to the terms of the credit facility, any loans under the facility are secured by all of the Company's assets, with the exception of intellectual property and would be subject to certain covenants. The Company has no other debt outstanding at December 31, 2000.

4.      LEASE OBLIGATIONS

    The Company has non-cancelable operating lease arrangements for office space and certain office equipment. Future minimum annual operating lease payments for the years ending December 31 are as follows (in thousands):

                                                  Operating
                                                    Lease
      Year ending December 31:                   Obligations
                                                 -----------
      2001 ...............................              936
      2002 ...............................              794
      2003 ...............................              726
      2004 ...............................              741
      2005 ...............................              681
      Thereafter..........................              873
                                                  ---------
                                                  $   4,751
                                                  =========

    Rent expense related to these and other operating leases approximated $1,423,000, $1,069,000, and $1,103,000 for the years ended December 31, 2000,
1999 and 1998, respectively.

5.  INCOME TAXES

    The Company's income tax expense (benefit) is comprised of the following (in thousands):

                                                    Year Ended
                                                   December 31,
                                             -------------------------
                                             2000      1999       1998
                                             ----      ----       ----
      Current:
        Federal........................   $     --  $     --   $     --
        State..........................          2        --         --
        Foreign........................         30        54        127
      Deferred:
        Federal........................      2,760      (409)    (1,131)
        State..........................        186       (99)      (272)
                                          --------  --------   --------
      Total expense (benefit) from
       income taxes....................   $  2,978  $   (454)  $ (1,276)
                                          ========  ========   ========

     The Company's net deferred tax assets are comprised of the tax effects of the following (in thousands):

                                            December 31,  December 31,
                                                2000          1999
                                                ----          ----
      DEFERRED TAX ASSETS
      Net operating loss carryforwards....   $   7,956     $   3,022
      Depreciation and amortization.......          73           122
      Tax credit carryforwards ...........       1,393         1,003
      Accrued expenses....................         227           319
                                             ---------     ---------
      Deferred tax asset before valuation
       allowance                                 9,649         4,466
      Valuation allowance.................      (9,649)       (1,520)
                                             ---------     ---------
      Net deferred tax asset..............   $      --     $   2,946
                                             =========     =========

    The benefit from income taxes differs from the amount computed by applying the effective U.S. statutory rates to the loss before income taxes as follows (in thousands):

                                                      Year Ended
                                                     December 31,
                                               -------------------------
                                               2000      1999       1998
                                               ----      ----       ----
      U.S. federal income tax benefit
       at statutory rate..................  $ (4,572) $  (441)   $ (2,171)
      Increases (decreases) resulting from:
      State taxes, net of federal benefit.      (183)     (45)       (224)
      Non-deductible items................        31       22          27
      Increase in valuation allowance.....     8,129       --       1,520
      Foreign tax rate differentials......        39       68        (127)
      Tax credits.........................      (360)     (58)       (420)
      Other...............................      (106)      --         119
                                            --------  -------    --------
      Expense (benefit) from income taxes.  $  2,978  $  (454)   $ (1,276)
                                            ========  =======    ========

    At December 31, 2000, the Company has net operating loss carryforwards of approximately $22,230,000 which expire beginning in 2009 through 2020. Additionally, the Company has various tax credit carryforwards aggregating approximately $1,393,000 which expire beginning in 2005 through 2020.

    The Company has recorded a full valuation allowance against its carryforward tax benefits to the extent that it believes that it is more likely than not all of such benefits will not be realized in the near term. The Company's assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular the Company considered both its historical results and its projections of profitability for only reasonably foreseeable future periods. The Company's realization of its recorded net deferred tax assets is dependent on future taxable income and therefore, the Company is not assured that such benefits will be realized.

6.  CAPITAL STOCK AND BENEFIT PLANS

Stock Compensation Plans

    At December 31, 2000 the Company has two stock-based compensation plans, a fixed stock option plan and an employee stock purchase plan. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. The Company grants stock options with exercise prices equal to the fair market value of its common stock on the date of grant. Accordingly, no compensation cost has been recognized for its fixed stock option plan and its employee stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's pro-forma results of operations and pro-forma net loss per share would have been as follows:

(In thousands, except per share data)
                                                   2000      1999       1998
                                                  ------    ------     ------
 Net loss applicable to common stockholders:
  As reported                                   $(22,105) $   (844)  $ (5,110)
  SFAS No. 123 Pro-forma                         (24,691)   (2,282)    (5,997)

 Basic and diluted net loss per share:
  As reported                                   $  (2.78) $  (0.12)  $  (0.73)
  SFAS No. 123 Pro-forma                           (3.11)    (0.32)     (0.86)

Fixed Stock Option Plan

    Under the Company's stock option plan, the Company may grant incentive and non-qualified stock options to its employees and directors for up to 4,529,378 shares of common stock. Under the plan, options are granted at an exercise price not less than the fair market value of the stock on the date of grant. The options generally vest ratably over four years and expire ten years after the date of grant. Certain options are subject to accelerated vesting provisions.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2000, 1999 and 1998, respectively; no estimated dividends; expected volatility of 116% for 2000, 97% for 1999 and 133% for 1998; risk-free interest rates between 4.99% and 6.71% in 2000, 5.16% and 6.35% in 1999, 4.23% and 5.64%
in 1998; and expected option terms of 5 years for all years.

    A summary of the status of the Company's stock option plan and warrants outstanding, excluding the warrants issued in connection with the Redeemable Convertible Preferred Stock discussed in Footnote 7, as of December 31, 2000, 1999, and 1998 and changes during the years then ended are presented in the following table. Included in the following summary are 95,000 warrants issued in 1997, of which 66,262 were exercised in 1997 in exchange for 34,200 shares of common stock. No warrants, excluding the warrants discussed in Footnote 7, were outstanding at December 31, 2000 and 9,738 warrants were outstanding and exercisable at December 31, 1999. For the year ended December 31, 1998, 264,500 options to purchase common stock of the Company were re-priced at $3.18 per option share.

                         2000                1999               1998
                   ------------------ ------------------- -------------------
                            Weighted-           Weighted-            Weighted-
                             Average             Average              Average
                    Shares  Exercise   Shares   Exercise    Shares   Exercise
                    (000's)   Price    (000's)    Price     (000's)    Price
                   ------------------ ------------------- -------------------
Outstanding at
 beginning of year   2,329  $  3.22     1,872   $  2.61      2.074   $  2.98
Granted              1,082     8.33       952      4.52        723      3.21
Exercised             (431)    8.53      (130)     2.58       (152)     1.75
Forfeited             (760)    1.80      (365)     3.74       (773)     4.32
                   ------------------ ------------------- -------------------
Outstanding at
 end of year         2,220  $  5.16     2,329   $  3.22      1,872   $  2.61
                   ================== =================== ===================

Options and warrants
 Exercisable at
 year end              723  $  3.45     1,168   $  2.14      1,259   $  2.28


Weighted average fair
 value of options
 granted during
 the year                   $  6.96             $  3.50              $  2.82

    The following table summarizes information about fixed stock options and warrants outstanding at December 31, 2000:

                                                      Options and Warrants
              Options and Warrants Outstanding             Exercisable
            -------------------------------------- -------------------------
             Number       Weighted       Weighted       Number     Weighted
 Range of   Outstanding   Average         Average     Exercisable   Average
 Exercise   at 12/31/00  Contractual     Remaining    at 12/31/00  Exercise
   Price     (000'S)        Life           Price        (000's)      Price
            ---------- --------------------------- -------------------------
$1.06-2.81        467             7.1  $     2.35          232   $     1.95
$3.19-4.19        674             7.4        3.62          325         3.54
$4.50-8.56        947             8.8        5.75          166         5.36
$14.50-36.00      132             9.1       18.80           --           --
            ---------- --------------------------- -------------------------
                2,220             8.0  $     5.16          723   $     3.45
            ========== =========================== =========================


    In connection with the Redeemable Convertible Preferred Stock discussed in Footnote 7, the Company issued options to purchase 25,000 shares of common stock for offering costs to a non-employee. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions; no estimated dividends; expected volatility of 97%; risk-free interest rate of 5.25%; and an option life of 3 years. The fair value of $376,000 related to this grant was included in the stock offering costs.

Employee Stock Purchase Plan

    The Company's 2000 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors in March 2000 and approved by the Company's stockholders in May 2000. Under the 2000 Purchase Plan, the Company is authorized to issue up to 300,000 shares of common stock to eligible employees effective August 1, 2000. On July 31, 2000 the Company's previous Employee Stock Purchase Plan terminated as all shares were issued. Under the terms of the Purchase Plans, employees may elect to have up to 10% of their total cash earnings withheld by payroll deduction to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the market price on the participant's entry date into the Purchase Plan or the semi-annual purchase date.

    Under the previous Purchase Plan, the Company sold 39,429 shares to employees in 2000 and 67,923 shares to employees in 1999. There were no purchase dates for the 2000 Purchase Plan through December 31, 2000. The fair market value of each stock purchase plan grant is estimated on the date of grant using the Black-Scholes model with the following assumptions for 2000 and 1999, respectively: no estimated dividends for both years; expected volatility of 116% and 97%; risk free interest rates of 4.99% and 6.71% for 2000 and 5.16% and 6.35% for 1999; and an expected life of 0.5 years for both years. The weighted-average fair values of those purchase rights granted in 2000 and 1999 were $8.26 and $1.82, respectively. As the Purchase Plan is a qualified plan under Internal Revenue Code Section 423, no related compensation cost is recognized in the financial statements.

401(k) Retirement Savings Plan

    Effective January 1, 1994, the Company adopted a qualified 401(k) retirement savings plan for all employees. Participants may contribute up to 15% of their gross pay. The Company contributions are discretionary and vest at 20% per year over five years. The Company contributed $271,000 in 2000, $196,000 in 1999 and $163,000 in 1998.

7.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

    In 2000 the Company completed the sale of 731,851 shares of Series A Convertible Preferred Stock (the "Preferred Stock"), and Warrants (the "Warrants") to purchase an aggregate of 307,298 shares of the Company's common stock to an investor group consisting principally of Thomas Weisel Capital Partners and affiliated entities ("TWCP") for an aggregate purchase price of $15 million. The Preferred Stock can be redeemed if, after one year, the Company's common stock trades above a specified price level for a period of time. Until then, it accrues a cumulative dividend of eight percent (8%) per annum. The Preferred Stock is subject to mandatory redemption provisions on the eighth anniversary of the issuance for cash equal to the stated liquidation preference plus accumulated unpaid dividends. The Preferred Stock is convertible to common stock at the holder's option based upon the conversion formula as defined in the Preferred Stock Certificate of Designation. The Company also assumed an obligation to register the shares of its common stock underlying the Preferred Stock and the Warrants.

    The $15 million in gross proceeds received was allocated between the Preferred Stock, the beneficial conversion feature, and the warrants based on the respective fair values of each instrument, or approximately $5.5 million for the Preferred Stock, approximately $4.4 million for the beneficial conversion feature, and approximately $5.1 million for the warrants. The initial carrying amount of the Preferred Stock has, and will be, increased by periodic accretions so that the carrying amount will equal the redemption amount ($15 million) at the redemption date in 2008. The periodic increases in carrying amount have, and will be, effected by charges against additional paid in capital. The value of the beneficial conversion feature was determined by calculating the difference between the effective conversion price based on the proceeds allocated to the Preferred Stock and the fair value of the underlying common stock. As the Preferred Stock is convertible into common stock at any time, the beneficial conversion amount was accreted in its entirety at the date of issuance of the Preferred Stock.

    In connection with the above Preferred Stock transaction warrants were issued to purchase 307,298 shares of the Company's common stock at an exercise price of $22.448 per share, exercisable at any time. The warrants expire in 2008 and as of December 31, 2000 no warrants have been exercised. The fair value of the warrants was determined to be $5,122,658 at the date of issuance and was separately recorded as warrants for the purchase of the Company's common stock and as a reduction to the Series A Convertible Preferred Stock. The fair value of the warrants was estimated on the date of issuance using the Black-Scholes option-pricing model with the following assumptions; expected volatility of 97%; risk-free interest rate of 5.25%; and contractual life of 8 years.

8.  SEGMENT INFORMATION

    In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company has only one segment under the criteria of SFAS No. 131. The following table presents information by geographic area as of and for the respective fiscal periods:


(In thousands)                                    Year Ended December 31,
                                                --------------------------
                                                2000       1999       1998
                                                ----       ----       ----
      TOTAL REVENUES ATTRIBUTABLE TO:
       United States                         $ 13,455   $ 18,094   $ 14,076
       International                            2,375      3,671      4,471
                                             --------   --------   --------

         Total                               $ 15,830   $ 21,765   $ 18,547
                                             ========   ========   ========

         Revenue is classified based on the country in which the Company's Advantage Partner or customer is located. International assets and liabilities are immaterial to the overall presentation of segment information.

9.  RESTRUCTURING AND OTHER NON-RECURRING CHARGES

    Due to the economic status and instability in the Asian markets, the Company made the decision to shut down two of its four Asian sales offices in the third quarter of 1998, thus reducing future operational risks and cash outflows into the region. This restructuring resulted in a $425,000 one-time write-off including $125,000 of goodwill, $200,000 of severance costs for sales and technical staff and $100,000 of lease termination and other costs. All actions relating to the restructuring plan were completed during 1998 and no restructuring accruals remain as all cash payments had been made as of December 31, 1998.

10. CONTINGENCIES

    The Company is, from time to time, subjected to certain claims, assertions or litigation by outside parties as part of its ongoing business operations. The outcomes of any such contingencies are not expected to have a material adverse effect on the financial condition or operations of the Company. In addition, in the ordinary course of business, the Company has issued a letter of credit as security for performance on the operating lease for its headquarters and, as a result, is contingently liable in the amount of approximately $220,000 at December 31, 2000.

11. SUBSEQUENT EVENT

    On February 6, 2001, the Company strategically reduced its workforce by approximately 40 employees. This reduction in force resulted in approximately $1.0 million of restructuring charges to earnings in the first quarter of 2001, primarily to cover severance and severance related costs.

12. QUARTERLY INFORMATION (UNAUDITED)

    The following table presents unaudited quarterly operating results for each of the Company's eight quarters in the two year period ended December 31, 2000:

(in thousands)                               Quarter Ended
                              ---------------------------------------------
                               Mar. 31     June 30     Sept. 30    Dec. 31
                              ----------  ----------  ----------  ----------
Fiscal Year 2000
     Total revenues           $   3,827   $   4,502   $   3,901   $   3,600
     Gross profit                 2,630       3,190       2,429       2,334
     Loss from operations        (3,004)     (2,958)     (4,051)     (3,902)
     Net loss                    (7,504)     (3,226)     (7,285)     (4,090)
     Basic and diluted
      loss per share               (.99)       (.40)       (.90)       (.50)

Fiscal Year 1999
     Total revenues           $   5,178   $   4,957   $   5,584   $   6,046
     Gross profit                 4,080       3,840       4,191       4,886
     Income (loss) from
      operations                   (465)       (691)       (450)          8
     Net income (loss)             (280)       (428)       (241)        105
     Basic and diluted
      earnings (loss)
      per share                    (.04)       (.06)       (.03)        .01

INDEPENDENT AUDITORS' REPORT ON SCHEDULE


The Board of Directors and Stockholders
Optika Inc.:

Under date of January 19, 2001, except as to note 11, which is as of February 6, 2001, we reported on the consolidated balance sheets of Optika Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for the years then ended, which are included in the Company's Annual Report on Form 10-K for the fiscal year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule, included in Schedule II - Valuation and Qualifying Accounts, is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                KPMG LLP

Denver, Colorado
January 19, 2001

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)
                                               Allowance
                                     Beginning Increase               Ending
                                      Balance  (Decrease) Write-offs  Balance
                                     --------- ---------- ----------  -------
Deducted from asset account-
 Allowance for doubtful accounts

Year ended
    December 31, 2000.............    $     90  $      48  $     (52)  $   86
Year ended
    December 31, 1999.............         443        (68)      (285)      90
Year ended
    December 31, 1998.............         212        746       (515)     443

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2001.


                                    OPTIKA INC.


                                    By:   /s/   MARK K. RUPORT
                                       ---------------------------------------
                                               MARK K. RUPORT
                                     President, Chief Executive Officer
                                          and Chairman of the Board

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 2001:


        SIGNATURE                                         TITLE


By:  /s/  MARK  K. RUPORT                       Chief Executive Officer and
   ---------------------------                    Chairman of the Board
         Mark K. Ruport                         (principal executive officer)


By:  /s/  STEVEN M. JOHNSON                     Chief Financial Officer,
   ---------------------------                   Executive Vice President,
       Steven M. Johnson                         Secretary and Chief Accounting
                                                  Officer
                                                (principal financial and
                                                  accounting officer)


By:  /s/  RICHARD A. BASS                       Director
   ---------------------------
        Richard A. Bass

By:  /s/  JAMES E. CRAWFORD                     Director
   ---------------------------
       James E. Crawford

By:  /s/  JAMES T. ROTHE Ph.D                   Director
   ---------------------------
      James T. Rothe Ph.D

By:  /s/ ALAN B. MENKES                         Director
   ---------------------------
        Alan B. Menkes

                                  EXHIBIT INDEX

 EXHIBIT
   NO.                                  DESCRIPTION

3.1(1)           Certificate of Incorporation of the Registrant.
3.1.1(2)         Certificate of Ownership and Merger.
3.2(1)           First Amended and Restated Certificate of Incorporation
                  of the Registrant.
3.3(1)           Second Amended and Restated Certificate of Incorporation
                  of the Registrant.
3.4(10)          Amended and Restated Bylaws of the Registrant.
3.5(3)           Certificate  of  Designation, designating the Series A
                  Convertible Preferred Stock
4.1(1)           Specimen Common Stock certificate.
4.2(1)           Amended  and  Restated  Shareholders' Agreement, dated
                  November 25, 1995,  by and among the Registrant and the
                  entities named therein.
4.3(1)            Amended and Restated Registration Agreement, dated November
                  22, 1995, by and among the Registrant and the entities named therein, including the First Amendment thereto.
4.4(1)           Form of Warrant to purchase Common Stock dated November 1,
                  1995.
10.1(1)          Form of Indemnification Agreement between the Registrant
                  and each of its directors and officers.*
10.2              The Registrant's 1994 Stock Option/Stock Issuance Plan, as
                  restated and amended through May 2000.
10.3             The Registrant's 2000 Employee Stock Purchase Plan.
10.4(1)          Employment Agreement by and between the Registrant and
                  Mr. Mark K. Ruport effective February 18, 1995.*
10.5(1)          Employment Agreement by and between the Registrant and
                  Mr. Steven M. Johnson, effective May 15, 1996.*
10.6(1)          Employment Agreement by and between the Registrant and
                  Mr. Marc Fey, effective May 4, 1994.*
10.7             The Registrant's 2000 Non-Officer Stock Incentive Plan
10.12(1)         Technology  Transfer Agreement dated February 20, 1992,
                  by and  between the Registrant, Mr. Paul Carter and Mr.
                  Malcolm Thomson.
10.16(4)          Lease Agreement dated October 11, 1996, by and between the
                  Registrant and Woodmen Office Campus II JV LLC for office
                  space at 7450 Campus Drive, Suite 200, Colorado Springs,
                  Colorado.
10.17(5)          Amendment to Loan and Security Agreement dated as of March 2,
                  1998, by and between the Registrant and Silicon Valley Bank.
10.18(6)          Loan and Security Agreement dated as of October 15, 1998, by and between the Registrant and Silicon Valley Bank.
10.18.1(7)        Loan and Security Modification Agreement dated as of October
                  15, 1999, by and between the Registrant and Silicon Valley
                  Bank.
10.18.2(9)        Loan Modification Agreement dated as of October 15, 2000, by and between the Registrant and Silicon Valley Bank.
10.19(3)         Securities Purchase Agreement dated as of February 9,2000, by among the Registrant, Thomas Weisel Capital Partners
                  L.P. and certain of its affiliates and RKB Capital, L.P.
10.20(3)         Warrant Agreement dated February 23, 2000 by and between
                  the Registrant, Thomas Weisel Capital Partners, L.P. and
                  the other parties named therein.
10.21(3)          Registration Rights Agreement dated February 23, 2000 by and between the Registrant, the Purchasers and the other parties signatory thereto.
16.1(8)          Letter from PricewaterhouseCoopers LLP dated March 23, 1999.
21.1(1)          Subsidiaries of the Registrant.
23.1             Consent of KPMG LLP, Independent Accountants.
23.2             Consent of PricewaterhouseCoopers LLP, Independent
                  Accountants.

*Represents a management compensation arrangement.

(1) Incorporated by reference to identically numbered exhibits included in the Company's Registration Statement on Form S-1 (File No. 333-04309), as amended.

(2) Incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K (File No. 0-28672) for the year ended December 31, 1998.

(3) Incorporated by reference to an exhibit to the Company's Current Report on Form 8-K (File No. 0-28672) dated February 23, 2000.

(4) Incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K (File No. 0-28672) for the year ended December 31, 1996.

(5) Incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K (File No. 0-28672) for the year ended December 31, 1997

(6) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-28672) for the quarter ended September 30, 1998.

(7) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-28672) for the quarter ended September 30, 1999.

(8) Incorporated by reference to an exhibit to the Company's Current Report on Form 8-K/A (File No. 0-28672) dated March 23, 1999.

(9) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-28672) for the quarter ended September 30, 2000.

(10) Incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K (File No. 0-28672) for the year ended December 31, 1999.