Form 10-Q
period 2001-03-31
OPTIKA INC
filed 2001-05-15
CIK 1014920

===============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

                                (719) 548-9800
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X   No
                                               ---     ---

           8,171,648 shares of the Registrant's Common Stock, $.001
            par value per share, were outstanding as of May 8, 2001


===============================================================================

                                     INDEX

                                                                                             PAGE
                                                                                             ----
PART 1 - FINANCIAL INFORMATION

     Item 1 -  Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets as of December 31, 2000 and
               March 31, 2001 (Unaudited)                                                       1

               Condensed Consolidated Statements of Operations for the three-month
               periods ended March 31, 2000 and 2001 (Unaudited)                                2

               Condensed Consolidated Statements of Cash Flows for the three-month
               periods ended March 31, 2000 and 2001 (Unaudited)                                3

               Notes to Condensed Consolidated Financial Statements (Unaudited)                 4

     Item 2 -  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                      6

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk                       14


PART II - OTHER INFORMATION


     Item 5 - Other Information                                                                15

     Item 6 - Exhibits and Reports on Form 8-K                                                 15

     Signatures                                                                                16

                                  OPTIKA INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)

                                                                                                       December 31,    March 31,
                                                                                                           2000          2001
                                                                                                       ------------   -----------
                                                                                                                      (unaudited)
Assets
Current assets:
   Cash and cash equivalents.....................................................................        $  2,192       $  4,826
   Short-term investments........................................................................           9,512          4,660
   Accounts receivable, net of allowance for doubtful accounts of $86 at December 31, 2000 and
       March 31, 2001............................................................................           2,913          2,655
   Other current assets..........................................................................             801            712
                                                                                                         --------       --------
         Total current assets....................................................................          15,418         12,853
                                                                                                         --------       --------

Property and equipment, net......................................................................           2,625          2,149
Other assets.....................................................................................             481            384
                                                                                                         --------       --------
                                                                                                         $ 18,524       $ 15,386
                                                                                                         ========       ========
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity
Current liabilities:
   Accounts payable..............................................................................        $  1,052       $    777
   Accrued expenses..............................................................................           1,043          1,677
   Accrued compensation expense..................................................................             909            845
   Deferred revenue..............................................................................           3,902          3,578
                                                                                                         --------       --------
          Total current liabilities..............................................................           6,906          6,877
                                                                                                         --------       --------

Redeemable convertible preferred stock...........................................................          10,849         11,345
                                                                                                         --------       --------

Commitments and contingencies
Stockholders' equity:
   Common stock; $.001 par value; 25,000,000 shares authorized; 8,107,149 and 8,171,648 shares
      issued and outstanding at December 31, 2000 and March 31, 2001, respectively...............               8              8
    Additional paid-in capital...................................................................          23,425         23,020
    Accumulated deficit..........................................................................         (22,689)       (25,893)
    Accumulated other comprehensive income.......................................................              25             29
                                                                                                         --------       --------

          Total stockholders' equity.............................................................             769         (2,836)
                                                                                                         --------       --------
                                                                                                         $ 18,524       $ 15,386
                                                                                                         ========       ========

  The accompanying notes are an integral part of these financial statements.

                                  OPTIKA INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                                                            Three Months Ended March 31,
                                                                                            ----------------------------
                                                                                                2000             2001
                                                                                              --------         --------
Revenues:
  Licenses............................................................................        $  1,190         $  1,422
  Maintenance and other...............................................................           2,637            2,423
                                                                                              --------         --------
     Total revenues...................................................................           3,827            3,845
                                                                                              --------         --------
Cost of revenues:
  Licenses............................................................................             142              149
  Maintenance and other...............................................................           1,055              979
                                                                                              --------         --------
     Total cost of revenues...........................................................           1,197            1,128
                                                                                              --------         --------

Gross profit..........................................................................           2,630            2,717
                                                                                              --------         --------
Operating expenses:
  Sales and marketing.................................................................           2,916            2,778
  Research and development............................................................           2,051            1,646
  General and administrative..........................................................             667              515
  Restructuring and other non-recurring charges.......................................               -            1,071
                                                                                              --------         --------

     Total operating expenses.........................................................           5,634            6,010
                                                                                              --------         --------

Loss from operations..................................................................          (3,004)          (3,293)
Other income, net.....................................................................             100               97
                                                                                              --------         --------

Loss before income tax expense........................................................          (2,904)          (3,196)
Income tax expense....................................................................              --                7
                                                                                              --------         --------
Net loss..............................................................................          (2,904)          (3,203)
Preferred stock dividend..............................................................            (120)            (317)
Accretion of preferred stock and beneficial conversion feature........................          (4,480)            (179)
                                                                                              --------         --------
Net loss applicable to common stockholders............................................        $ (7,504)        $ (3,699)
                                                                                              ========         ========

Basic and diluted net loss per common share...........................................        $ (0.99)         $ (0.45)
                                                                                              ========         ========

Basic and diluted weighted average number of common shares outstanding................           7,548            8,150
                                                                                              ========         ========

  The accompanying notes are an integral part of these financial statements.

                                  OPTIKA INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                                      Three Months Ended March 31,
                                                                                                      ----------------------------
                                                                                                          2000             2001
                                                                                                        --------         --------
Cash Flows From Operating Activities:
Net loss........................................................................................        $ (2,904)        $ (3,203)
Adjustments to reconcile net loss to net cash used by operating activities:
   Depreciation and amortization................................................................             290              294
   Loss on disposal of assets...................................................................               -              195
   Deferred tax benefit.........................................................................              (4)               -
   Changes in assets and liabilities:
      Accounts receivable, net..................................................................             983              258
      Other assets..............................................................................              (7)             186
      Accounts payable..........................................................................             147             (275)
      Accrued expenses and accrued compensation expense.........................................             105              570
      Deferred revenue..........................................................................             312             (324)
                                                                                                        --------         --------

          Net cash used by operating activities.................................................          (1,078)          (2,299)
                                                                                                        --------         --------

Cash Flows From Investing Activities:
Capital expenditures............................................................................            (308)             (14)
Sale (purchase) of short-term investments.......................................................          (3,298)           4,856
                                                                                                        --------         --------

          Net cash provided (used) by investing activities......................................          (3,606)           4,842
                                                                                                        --------         --------

Cash Flows From Financing Activities:
Proceeds from issuance of common stock..........................................................           1,194               91
Net proceeds from issuance of redeemable convertible preferred stock and warrants...............          14,676                -
                                                                                                        --------         --------

          Net cash provided by financing activities.............................................          15,870               91
                                                                                                        --------         --------

Net increase in cash and cash equivalents.......................................................          11,186            2,634
Cash and cash equivalents at beginning of period................................................           3,359            2,192
                                                                                                        --------         --------
Cash and cash equivalents at end of period......................................................        $ 14,545         $  4,826
                                                                                                        ========         ========

  The accompanying notes are an integral part of these financial statements.

                                  OPTIKA INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.     Basis of Presentations

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present our consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's (SEC's) rules and regulations. The consolidated results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000, included in our Annual Report on Form 10-K for the year ended December 31, 2000.

2.     Net Loss Per Common Share

     Basic EPS is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding plus all dilutive potential common shares outstanding. During the first quarter of 2000, 220,500 options to purchase our common stock were granted. During the first quarter of 2001, 1,246,600 options to purchase our common stock were granted.

     Net loss applicable to common shareholders during the quarters ended March 31, 2000 and March 31, 2001 include certain one-time and recurring adjustments included in the loss per share computation relating to the $15 million convertible preferred stock private placement with Thomas Weisel Capital Partners L.P., which closed on February 23, 2000. Net loss per share for the quarter ended March 31, 2000 included a one-time adjustment of $4.4 million that treats the beneficial conversion terms of the preferred stock as a one-time additional return to the preferred shareholders. The beneficial conversion arises from accounting pronouncement requirements to allocate a portion of the $15 million private placement to the issuance of common stock warrants. Net loss per share also includes a recurring adjustment of $192,000 and $496,000 for the quarter ended March 31, 2000 and 2001, respectively, that is comprised of the accumulating 8% dividend on the convertible preferred stock and an allocation of the discount associated with the preferred stock issuance, prorated for the portion of the quarter that the preferred stock was outstanding. The accumulating dividend and the discount allocation will continue until such time as the preferred stock is converted to common stock or redeemed.

The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands except per share data):

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                           2000      2001
                                                         ------------------
Earnings Per Share:
   Net loss applicable to common stockholders.........   $(7,504)  $(3,699)
   Weighted average common shares
     outstanding......................................     7,548     8,150
   Net loss per common share..........................   $ (0.99)  $ (0.45)
Effect of Dilutive Securities:
   Options and warrants...............................        --        --
   Diluted weighted average common shares
     outstanding......................................     7,548     8,150
   Diluted net loss per common share..................   $ (0.99)  $ (0.45)

In 2001 and 2000, all options and warrants were excluded from the dilutive stock calculation because of their antidilutive effect on net loss per share.

3.   Restructuring and other non-recurring charges

     On February 6, 2001, we strategically reduced our workforce by 42 employees to align our expenses more closely with revenues. This reduction in force resulted in approximately $1.1 million of restructuring charges to earnings in the first quarter of 2001. This restructuring charge consisted of $652,000 of severance costs, $240,000 of lease termination and $179,000 of asset write-offs. As of March 31, 2001 there is approximately $582,000 of severance and lease costs remaining to be paid. All severance costs and the majority of the lease costs are expected to be paid in cash before the end of 2001.

4.   Contingencies

     We are, from time to time, subject to certain claims, assertions or litigation by outside parties as part of its ongoing business operations. The outcome of any such contingencies are not expected to have a material adverse effect upon our business, results of operations and financial condition. We are currently not a party to any material legal proceedings.

5.   Current Accounting Pronouncement

     SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities", as amended, requires us to recognize all derivatives on the balance sheet at fair value. The gains or losses resulting from changes in the fair value of derivative instruments will either be recognized in current earnings or in other comprehensive income. The adoption of SFAS No. 133, as amended, during the first quarter of fiscal 2001 did not have a material impact on our consolidated financial position, results or operations, or cash flows as we did not own any derivative instruments during the period.

6.   Subsequent Event

     On May 7, 2001, Optika Inc. (the "Company"), Thomas Weisel Capital Partners L.P., a Delaware limited partnership, certain of its affiliates and RKB Capital, L.P. (the "Purchasers"), entered into an Exchange Agreement attached as Exhibit
10.22 (the "Exchange Agreement"). Pursuant to the Exchange Agreement, we have issued Series A-1 Convertible Preferred Stock (the "Series A-1 Preferred"), having the terms and provisions set forth in the Certificate of Designation attached as Exhibit 3.6 (the "Certificate"), on a one-for-one basis, in return for the exchange, surrender and cancellation of the Series A Redeemable Convertible Preferred Stock (the "Series A Preferred"). The Series A-1 Preferred issued in exchange for the Series A Preferred is substantially identical to the Series A Preferred with the exception of certain changes made to the redemption, dividend, protective and liquidation provisions thereof. In connection with this transaction, we also purchased the warrants associated with the Series A Preferred for an aggregate of $0.01. The Series A-1 Preferred is convertible to common stock at the holders' option based upon the conversion formula as defined in the Certificate.

     The Series A-1 Preferred will be recorded in stockholders' equity at its fair value. The difference between the carrying value of the Series A Preferred and the fair value of the Series A-1 Preferred (as determined by an independent valuation) will be recorded as a one-time adjustment to net income (loss) applicable to common stockholders. We are in the process of obtaining a valuation of the Series A-1 Preferred and expect to receive the results during the second quarter. The following represents the effects of this transaction on the balances of total assets, total liabilities, redeemable convertible preferred stock and total stockholders' equity as if it had taken place as of March 31, 2001:


                                               ----------------------------------------------------------------------
(in thousands)                                   As Reported                 Pro forma            Pro forma March 31,
                                                March 31, 2001              adjustments                   2001
                                               ---------------              -----------           -------------------
Total assets                                       $15,386                   $     --                   $15,386

Total liabilities                                  $ 6,877                   $     --                   $ 6,877

Redeemable convertible preferred stock             $11,345                   $(11,345)                  $    --

Total stockholders' equity (deficit)               $(2,836)                  $ 11,345                   $ 8,509

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This management's discussion and analysis of financial condition and results of operations includes forward looking statements which reflect our current views with respect to future events and financial performance. These forward looking statements are subject to certain risks and uncertainties, including those discussed below and those under the caption "Business Risks" below, that could cause actual results to differ materially from historical results or those anticipated.

Overview

     Optika(R) Inc. is a leading provider of imaging, workflow and collaborative commerce software. Optika's Acorde family of Internet software solutions, including Acorde Context, Process and Resolve, allow companies to effectively and cost-efficiently manage paper-intensive or complex business processes and transactions. Acorde provides the ability to access and store multiple formats of business content, both digital and non-digital; automate processes across the organization and externally with partners and customers; and enable online collaboration around these paper-intensive or complex processes in real and near time. A three-tier, scalable and extensible solution, Acorde delivers a variety of client desktops, including Windows, web and the ability to integrate with line-of-business and other third-party applications. The Acorde product family allows organizations to improve processing efficiency, reduce operating costs and increase customer and trading partner service and satisfaction. The Acorde product is an evolution of Optika's eMedia product.

     The license of our software products is typically an executive-level decision by prospective end-users and generally requires us and our Advantage Partners, or APs, to engage in a lengthy and complex sales cycle (typically between six and twelve months from the initial contact date). We distribute our products through a direct sales force and a network of APs. For 2000, approximately 72% of our license revenues were derived from our APs and the remaining license fees were derived from direct sales. However, no individual customer accounted for more than 10% of our total revenues. For the years ended December 31, 1998, 1999 and 2000, we generated approximately 24%, 17% and 15%, respectively, of our total revenues from international sales. Our revenues consist primarily of license revenues, which are comprised of one-time fees for the license of our products, service revenues, and maintenance revenues, which are comprised of fees for upgrades and technical support. Our APs, which are responsible for the installation and integration of the software for their customers, enter into sales agreements with the end-user, and license software directly from us. We license software directly to the end-user through software license agreements. Annual maintenance agreements are also entered into between the APs and the end-user, and the APs then purchase maintenance services directly from us. For 1999 and 2000, approximately 53% and 33%, respectively, of our total revenues were derived from software licenses and approximately 33% and 47%, respectively, of our total revenues were derived from maintenance agreements. For 1999 and 2000, other revenues, which are comprised of training, consulting and implementation services, and third-party hardware and software products, accounted for 14% and 20%, respectively, of our total revenues.

     During February 2001, we strategically reduced our workforce by approximately 25%. This reduction in force resulted in approximately $1.1 million of restructuring charges to earnings in the first quarter of 2001, primarily to cover severance and severance related costs. We will realize savings during fiscal year 2001 from the reduction in salary costs, office space and related overhead expenses as a result of the restructuring plan. Further, we anticipate cash outflows during fiscal year 2001 will be reduced from the related expense reductions.

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

Revenues

     Total revenues remained constant at $3.8 million for the quarters ended March 31, 2000 and 2001.

     Licenses. License revenues increased 19% from $1.2 million during the quarter ended March 31, 2000 to $1.4 million for the quarter ended March 31, 2001. License revenues represented 31% and 37% of the total revenues for the quarter ended March 31, 2000 and 2001, respectively. The increase in license revenues during the first quarter of 2001 is primarily due to increases in sales made by APs in North America resulting from our increased focus on our core competencies, increased service levels to our customers and APs, and the maturity of our Acorde product suites. License revenues generated outside of the United States accounted for approximately 10% of our license revenues for the quarter ended March 31, 2001, compared to 25% in the corresponding prior period. The decrease in international revenues as a percentage of total revenue is a result of slow first quarter sales in Brazil.

     Maintenance and Other. Maintenance revenues, exclusive of other revenue, decreased 5% from $1.9 million during the quarter ended March 31, 2000, to $1.8 million for the quarter ended March 31, 2001. Maintenance revenue represented 50% and 47% of the total revenues for the quarter ended March 31, 2000 and 2001, respectively. This decrease was primarily a result of the loss of revenue from customers utilizing FilePower (predecessor product to Optika eMedia) that have chosen not to upgrade to Acorde, partially offset by maintenance revenues received from new customers. Other revenue, consisting primarily of consulting services, training and consulting fees represented 19% and 16% of total revenues for the quarter ended March 31, 2000 and 2001, respectively. The decrease in other revenue as a percentage of total revenue was primarily due to decreased consulting, project management and implementation services resulting from our decreased direct sales.

Cost of Revenues

     Licenses. Cost of licenses consist primarily of royalty payments to third-party vendors and costs of product media, duplication, packaging and fulfillment. Cost of licenses increased slightly from $142,000 or 12% of license revenues to $149,000 or 10% of license revenues for the quarter ended March 31, 2000 and 2001, respectively. The increase in absolute dollar cost of licenses was attributable to the increased license revenue.

     Maintenance and Other. Costs of maintenance and other consist of the direct and indirect costs of providing software maintenance and support, training and consulting services to our APs and end-users, and the cost of third-party software products. Cost of maintenance and other decreased in absolute dollars from $1,055,000 or 40% of maintenance and other revenues to $979,000 or 40% of maintenance and other revenues for the quarters ended March 31, 2000 and 2001, respectively. The absolute dollar decrease in cost of maintenance and other is primarily a result of the direct costs associated with the decreased number of service and consulting contracts.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising and promotional expenses. Sales and marketing expenses decreased from $2.9 million, or 76% of total revenues, for the quarter ended March 31, 2000 to $2.8 million, or 72% of total revenues, for the quarter ended March 31, 2001. The decrease in sales and marketing expenses is primarily attributable to the February 2001 reduction in force. We anticipate that sales and marketing expenses will continue to decrease in absolute dollars in future quarters as we gain the full benefit of the reduction in force.

     Research and Development. Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, contractors, as well as the cost of facilities and equipment. Research and development expenses decreased from $2.1 million, or 54% of total revenues, for the quarter ended March 31, 2000 to $1.6 million, or 43% of total revenues, for the quarter ended March 31, 2001. The decrease in research and development expenses is primarily the result of the cost to develop the Optika Acorde family of products in the first quarter of 2000 and the reduction in force in the first quarter of 2001. We anticipate that research and development expenses will continue to decrease as we gain the full benefit of the reduction in force.

     General and Administrative. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel, and outside professional fees. General and administrative expenses decreased from $667,000, or 17% of total revenues, for the quarter ended March 31, 2000 to $515,000, or 13% of total revenues, for the quarter ended March 31, 2001. The decrease in general and administrative expenses was primarily due to the reduction in force. We anticipate that general and administrative expenses will remain relatively flat throughout the year.

     Restructuring and other non-recurring charges. On February 6, 2001, we strategically reduced our workforce by 42 employees to align our expenses more closely with revenues. This reduction in force resulted in approximately $1.1 million of restructuring charges to earnings in the first quarter of 2001. This restructuring charge consisted of $652,000 of severance costs and $240,000 of lease termination, $179,000 of asset write-offs. As of March 31, 2001 there is approximately $582,000 of severance and lease costs remaining to be paid. All severance costs and the majority of the lease costs are expected to be paid in cash before the end of 2001. We anticipate our operating expenses will be reduced by $750,000 to $1.0 million per quarter, starting in the quarter ending June 30, 2001, as a result of this action.

     Other Income, net. Other income, net consists primarily of interest earned on our investing activities. Net other income was $100,000 during the quarter ended March 31, 2000 compared to net other income of $97,000 during the quarter ended March 31, 2001, primarily as a result of interest income derived from the proceeds of our preferred stock issuance.

     Income Tax Expense. We have recorded a full valuation allowance against our carryforward tax benefits to the extent that we believe that it is more likely than not all of such benefits will not be realized in the near term. Our assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular we considered both its historical results and its projections of profitability for only reasonably foreseeable future periods. Our realization of recorded net deferred tax assets is dependent on future taxable income and therefore, we cannot assure you that such benefits will be realized.

Liquidity and Capital Resources

     Cash and cash equivalents and short-term investments at March 31, 2001 were $9.5 million, decreasing by approximately $2.2 million from December 31, 2000. The decrease in cash and cash equivalents is primarily due to the first quarter net loss.

     For the quarter ended March 31, 2000, net cash used by operating activities was $1.1 million compared to net cash used by operating activities of $2.3 million for the quarter ended March 31, 2001. The cash used by operating activities for the quarter ended March 31, 2001 was a direct result of the first quarter net loss. Due to the reduction in force in February 2001, we will realize reduced cash outflows for operating activities through reduced salaries and related costs of approximately $750,000 to $1.0 million per quarter.

     Cash used by investing activities was $3.6 million for the quarter ended March 31, 2000 compared to cash provided of $4.8 million for the quarter ended March 31, 2001. Cash provided by or used in investing activities is primarily due to the purchase or sale of marketable securities during the first quarter of 2000 and the first quarter of 2001.

     Cash provided by financing activities was $15.9 million for the quarter ended March 31, 2000. Cash provided by financing activities was $91,000 for the quarter ended March 31, 2001. Cash provided by financing activities resulted primarily from proceeds from the private placement of preferred stock and warrants for approximately $14.7 million of proceeds, net of issuance costs in the first quarter of 2000.

     At March 31, 2001, our principal sources of liquidity included cash and short-term investments of $9.5 million. In addition, we have a secured credit facility for up to $3.0 million, bearing interest at the bank's prime rate. As of March 31, 2001, we had $2.8 million available for borrowing and no other debt outstanding.

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

     Operating Result Fluctuations. Our sales and other operating results have varied significantly in the past and will likely vary significantly in the future as a result of factors such as:

 .    The size and timing of significant orders and their fulfillment

 .    Rate of rollout, demand and customer adoption of our product offerings

 .    Ability of third party products embedded or to be embedded in our products and our ability to negotiate license agreements with such third parties on favorable terms

 .    Changes in pricing policies by us or our competitors

 .    The number, timing and significance of product enhancements and new product announcements by us and our competitors

 .    Changes in the level of our operating expenses

 .    Warranty and customer support expenses

 .    Changes in our end-users' financial condition and budgetary processes

 .    Changes in our sales, marketing and distribution channels including the extent to which we are able to establish a direct sales force

 .    Product life cycles

 .    Software bugs and other product quality problems

 .    The cancellation of licenses during the warranty period or nonrenewal of maintenance agreements

 .    Customization and integration problems with the end-user's legacy system

 .    Changes in our business strategy

 .    Changes in accounting pronouncements

 .    The level of international expansion and foreign currency exchange rates

 .    Seasonal trends

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

     Blended Sales Model. During 1998, we altered our sales strategy with the introduction of a direct sales team, but we had limited experience in marketing and selling our products on a direct sales basis. Consequently, we may not be successful in achieving a significant level of direct sales on a timely basis, or at all. During 2000, our direct sales team had to adapt to selling our collaborative commerce product, Acorde Resolve, which presented a different series of sales challenges than our historical software products. If we are unable to execute our direct sales strategy, it could have a material adverse effect on our business and results of operations.

     Product Offerings. The Optika Acorde family of products (which included Optika eMedia) account for substantially all of our current license revenue. Our future financial performance will depend in general on the acceptance of our product offerings, and in particular on the successful development, introduction and customer acceptance of new and enhanced versions of our products. Such markets, primarily the market for our collaborative commerce product, may not grow and we may not be successful in developing and marketing these or any other products, and these products may not achieve widespread customer acceptance. To date, we have not recognized any direct revenue from the sale of our collaborative commerce product, Acorde Resolve, which was first released June 30, 2000. We may not be successful in selling the Optika Acorde family of products, and we may encounter unexpected delays or costs in such rollout, and any such failures could have a material adverse effect on our business and results or operations.

     Capital Requirements. We believe that our existing cash balances and liquid resources will be sufficient to fund our operating activities, capital expenditures and other obligations through at least the next twelve months. Recently capital market conditions have materially and adversely affected the ability of many Internet companies to raise additional capital in both private and public markets. If market conditions do not improve and we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we may be required to reduce our planned expenditures and scale back the scope of our business plan, either of which could have a material adverse effect on our business. On February 6, 2001, we had a strategic reduction in force to more closely align our operating expenses with our current revenues. We reduced our workforce by approximately 25%, primarily in the areas of administration and finance, research and development, and sales and marketing.

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

     Advantage Partners. Our future results of operations will depend on the success of our marketing and distribution strategy, which has relied, to a significant degree, upon APs to sell and install our software, and provide post-sales support. These relationships are usually established through formal agreements that generally do not grant exclusivity, do not prevent the distributor from carrying competing product lines and do not require the distributor to purchase any minimum dollar amount of our software. Some APs may not continue to represent Optika or sell our products. Other APs, some of which have significantly greater financial marketing and other resources than us, may develop or market software products that compete with our products or may otherwise discontinue their relationship with, or support of, us. Some of our APs are small companies that have limited financial and other resources that could impair their ability to pay us. Our strategy may not be successful and our strategy may adversely impact sales through our APs. Selling through indirect channels may also hinder our ability to forecast sales accurately, evaluate customer satisfaction or recognize emerging customer requirements.

     Product Updates and Releases. The markets for our products are characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements, and emerging industry standards. Our future performance will depend in significant part upon our ability to respond effectively to these developments. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete, unmarketable or noncompetitive. We are unable to predict the future impact of such technology changes on our products. Moreover, the life cycles of our products are difficult to estimate. Our future performance will depend in significant part upon our ability to enhance current products, and to develop and introduce new products and enhancements that respond to evolving customer requirements. We have in the recent past experienced delays in the development and commencement of commercial shipments of new products and enhancements, resulting in customer frustration and delay or loss of revenues. The inability, for technological or other reasons, to develop and introduce new products or enhancements in a timely manner in response to changing customer requirements, technological change or emerging industry standards, or maintain compatibility with heterogeneous computing environments, would have a material adverse effect on our business and results of operations.

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

     Competition. The market for our product offerings is intensely competitive and can be significantly affected by new product introductions and other market activities of industry participants. We anticipate that the collaborative commerce market will also be highly competitive and subject to competitive forces that do not currently exist. Our competitors offer a variety of products and services to address the document management market and the emerging market for e-business solutions. Because our products are designed to operate in non-proprietary computing environments and because of low barriers to entry in the marketplace, we expect additional competition from established and emerging companies, as the market for e-business continues to evolve. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties, to increase the ability of their products to address the needs of our prospective customers. In addition, several competitors have recently made, or attempted to make, acquisitions to enter the market or increase their market presence. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on our business and results of operations. We may not be able to compete successfully against current or future competitors.

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

     Common Stock Price Volatility. The market price of our shares of common stock has been, and is likely to continue to be, highly volatile and may be significantly affected by factors such as:

 .    Actual or anticipated fluctuations in our operating results

 .    Announcements of technological innovations

 .    New products or new contracts by us or our competitors

 .    Sales of common stock by management

 .    Sales of significant amounts of common stock into the market

 .    Developments with respect to proprietary rights

 .    Conditions and trends in the software and other technology industries

 .    Adoption of new accounting standards affecting the software industry

 .    Changes in financial estimates by securities analysts and others

 .    General market conditions

 .    Other factors that may be unrelated to us or our performance

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

     Beneficial Ownership. Holders of our Preferred Stock and members of our Board of Directors and our executive officers, together with members of their families and entities that may be deemed affiliates of, or related to, such persons or entities, beneficially own, as of May 8, 2001, approximately 24% of the outstanding shares of our voting stock. Accordingly, these stockholders could, if acting in concert, be able to substantially influence the election of all members of our Board of Directors and determine the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. The interests of these stockholders could conflict with the interests of other stockholders.

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

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of March 31, 2001 we had $4.7 million in short-term investments that are sensitive to market risks. Our investment portfolio is used to preserve our capital until it is required to fund operations. We do not own any derivative financial instruments. Due to the nature of our investment portfolio we are primarily subject to interest rate risk.

     Our investment portfolio includes fixed rate debt instruments that are primarily United States government and agency bonds of durations ranging from one to four years. The market value of these bonds is subject to interest rate risk, and could decline in value if interest rates increase A hypothetical increase or decrease in market interest rates by 10% from March 31, 2001 would cause the fair market value of these short-term investments to change by an insignificant amount.

PART II - OTHER INFORMATION

Item 5 - Other Information

     On May 7, 2001, Optika Inc. (the "Company"), Thomas Weisel Capital Partners L.P., a Delaware limited partnership, certain of its affiliates and RKB Capital, L.P. (the "Purchasers"), entered into an Exchange Agreement attached as Exhibit
10.22 (the "Exchange Agreement"). Pursuant to the Exchange Agreement, we have issued Series A-1 Convertible Preferred Stock (the "Series A-1 Preferred"), having the terms and provisions set forth in the Certificate of Designation attached as Exhibit 3.6 (the "Certificate"), on a one-for-one basis, in return for the exchange, surrender and cancellation of the Series A Redeemable Convertible Preferred Stock (the "Series A Preferred"). The Series A-1 Preferred issued in exchange for the Series A Preferred is substantially identical to the Series A Preferred with the exception of certain changes made to the redemption, dividend, protective and liquidation provisions thereof. In connection with this transaction, we also purchased the warrants associated with the Series A Preferred for an aggregate of $0.01. The Series A-1 Preferred is convertible to common stock at the holders' option based upon the conversion formula as defined in the Certificate.

     The Series A-1 Preferred will be recorded in stockholders' equity at its fair value. The difference between the carrying value of the Series A Preferred and the fair value of the Series A-1 Preferred (as determined by an independent valuation) will be recorded as a one-time adjustment to net income (loss) applicable to common stockholders. We are in the process of obtaining a valuation of the Series A-1 Preferred and expect to receive the results during the second quarter. The following represents the effects of this transaction on the balances of total assets, total liabilities, redeemable convertible preferred stock and total stockholders' equity as if it had taken place as of March 31, 2001:

                                                ---------------------------------------------------------------------
(in thousands)                                   As Reported                 Pro forma            Pro forma March 31,
                                                March 31, 2001              adjustments                   2001
                                                ---------------             ------------          -------------------
Total assets                                        $15,386                   $     --                  $15,386

Total liabilities                                   $ 6,877                   $     --                  $ 6,877

Redeemable convertible preferred stock              $11,345                   $(11,345)                 $    --

Total stockholders' equity (deficit)                $(2,836)                  $ 11,345                  $ 8,509

Item 6 -  Exhibits and Reports on Form 8-K.

          (a)  Exhibits

                 3.6 Certificate of Designation, designating the Series A-1 Convertible Preferred Stock

                 10.22 Exchange Agreement dated as of May 7, 2001, by and between the Registrant, Thomas Weisel Capital Partners L.P. and certain of its affiliates and RKB Capital, L.P..

                 10.23 First Amendment to Registration Rights Agreement dated May 7, 2001 by and between the Registrant, Thomas Weisel Capital Partners L.P. and certain of its affiliates and RKB Capital, L.P.

                 10.24 Mutual Agreement regarding future treatment of Series A-1 Preferred Stock dated as of May 7, 2001 by and between the Registrant, Thomas Weisel Capital Partners L.P. and certain of its affiliates and RKB Capital, L.P.

          (b)  Reports on Form 8-K

                 No reports on Form 8-K have been filed during the quarter ended March 31, 2001.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  OPTIKA INC.
                                                 (Registrant)



             5/12/01                          /s/ Mark K. Ruport
     -----------------------     -----------------------------------------------
             (Date)                              Mark K. Ruport
                                       President, Chief Executive Officer
                                            and Chairman of the Board



             5/12/01                          /s/ Steven M. Johnson
     -----------------------     -----------------------------------------------
            (Date)                              Steven M. Johnson
                                 Chief Financial Officer, Vice President Finance
                                        and Administration, Secretary and
                                            Chief Accounting Officer