Form 10-Q
period 2001-06-30
OPTIKA INC
filed 2001-08-13
CIK 1014920

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001


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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past  90 days.  Yes    X   . No ____.
                                                 -----

           8,171,648 shares of the Registrant's Common Stock, $.001 par value per share, were outstanding as of August 3, 2001.


================================================================================

                                     INDEX

                                                                                         PAGE
                                                                                         ----
PART I - FINANCIAL INFORMATION

       Item 1 - Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets as of December 31, 2000 and
                 June 30, 2001 (Unaudited)                                                 1

                 Condensed Consolidated Statements of Operations for
                 the three-month and six-month periods ended June 30, 2000 and
                 2001 (Unaudited)                                                          2

                 Condensed Consolidated Statements of Cash Flows for
                 the six-month periods ended June 30, 2000 and 2001 (Unaudited)            3

                 Notes to Condensed Consolidated Financial Statements (Unaudited)          4

       Item 2 - Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                    7

       Item 3 - Quantitative and Qualitative Disclosures About Market Risk                15

PART II - OTHER INFORMATION

       Item 2 - Changes in Securities and Use of Proceeds                                 16

       Item 4 - Submission of Matters to a Vote of Securities                             16

       Item 6 - Exhibits and Reports on Form 8-K                                          16

       Signatures                                                                         17

                                 OPTIKA INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)


                                                                                                  December 31,      June 30,
                                                                                                      2000            2001
                                                                                                 ---------------  -------------
                                                                                                                   (unaudited)
Assets
Current assets:
   Cash and cash equivalents..................................................................   $        2,192   $      2,050
   Short-term investments.....................................................................            9,512          6,674
   Accounts receivable, net of allowance for doubtful accounts of $86 at December 31, 2000 and
       June 30, 2001..........................................................................            2,913          2,760
   Other current assets.......................................................................              801            568
                                                                                                 ---------------  ------------
         Total current assets.................................................................           15,418         12,052
                                                                                                 ---------------  ------------

Property and equipment, net...................................................................            2,625          1,878
Other assets, net.............................................................................              481            358
                                                                                                 ---------------  ------------
                                                                                                 $       18,524   $     14,288
                                                                                                 ===============  ============
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable...........................................................................   $        1,052   $        539
   Accrued expenses...........................................................................            1,043          1,578
   Accrued compensation expense...............................................................              909            872
   Deferred revenue...........................................................................            3,902          3,613
                                                                                                 ---------------  ------------
          Total current liabilities...........................................................            6,906          6,602
                                                                                                 ---------------  ------------

Redeemable convertible preferred stock........................................................           10,849              -

Commitments and contingencies

Stockholders' equity:
   Common stock; $.001 par value; 25,000,000 shares authorized; 8,107,149 and 8,171,648
      shares, issued and outstanding at December 31, 2000 and June 30, 2001, respectively.....                8              8
   Preferred stock; Series A-1 convertible, $.001 par value; 731,851 shares authorized, issued
    and outstanding at June 30, 2001..........................................................                -          5,199
  Additional paid-in capital..................................................................           23,425         29,014
  Accumulated deficit.........................................................................          (22,689)       (26,550)
  Accumulated other comprehensive income......................................................               25             15
                                                                                                 ---------------  ------------
          Total  stockholders' equity.........................................................              769          7,686
                                                                                                 ---------------  ------------

                                                                                                 $       18,524   $     14,288
                                                                                                 ===============  ============






   The accompanying notes are an integral part of these financial statements.

                                  OPTIKA INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                                  Three Months Ended June 30,        Six Months Ended June 30,
                                                                  ---------------------------        -------------------------

                                                                     2000            2001              2000          2001
                                                                   --------        --------          ---------      --------
Revenues:
  Licenses....................................................     $  1,689        $  1,637          $   2,879      $  3,059
  Maintenance and other.......................................        2,813           2,536              5,450         4,959
                                                                   --------        --------          ---------      --------
     Total revenues...........................................        4,502           4,173              8,329         8,018
                                                                   --------        --------          ---------      --------

 Cost of revenues:
  Licenses....................................................           96             164                238           313
  Maintenance and other.......................................        1,216             822              2,271         1,801
                                                                   --------        --------          ---------      --------
     Total cost of revenues...................................        1,312             986              2,509         2,114
                                                                   --------        --------          ---------      --------

Gross profit..................................................        3,190           3,187              5,820         5,904
                                                                   --------        --------          ---------      --------

Operating expenses:
  Sales and marketing.........................................        3,443           2,093              6,359         4,871
  Research and development....................................        2,171           1,366              4,222         3,012
  General and administrative..................................          534             487              1,201         1,002
  Restructuring and other non-recurring charges...............            -               -                  -         1,071
                                                                   --------        --------          ---------      --------

     Total operating expenses.................................        6,148           3,946             11,782         9,956
                                                                   --------        --------          ---------      --------

Loss from operations..........................................       (2,958)           (759)            (5,962)       (4,052)
Other income, net.............................................          216             100                316           197
                                                                   --------        --------          ---------      --------

Loss before income tax expense (benefit)......................       (2,742)           (659)            (5,646)       (3,855)
Income tax expense (benefit)..................................            -              (1)                 -             6
                                                                   --------        --------          ---------      --------

Net loss......................................................       (2,742)           (658)            (5,646)       (3,861)
Preferred stock dividend......................................         (303)           (130)              (423)         (447)
Accretion of preferred stock and beneficial conversion
  feature.....................................................         (181)            (71)            (4,662)         (250)
Increase to income available to common stockholders from
  the exchange of preferred stock.............................            -           6,196                  -         6,196
                                                                   --------        --------          ---------      --------
Net income (loss) applicable to common stockholders...........     $ (3,226)       $  5,337          $ (10,731)     $  1,638
                                                                   ========        ========          =========      ========

Basic net income (loss) per common share......................     $  (0.40)       $   0.65          $   (1.38)     $   0.20
                                                                   ========        ========          =========      ========

Basic weighted average number of common shares
  outstanding.................................................        8,050           8,172              7,799         8,161
                                                                   ========        ========          =========      ========

Diluted net loss per common share.............................     $  (0.40)       $  (0.07)         $   (1.38)     $  (0.43)
                                                                   ========        ========          =========      ========

Diluted weighted average number of common shares outstanding..        8,050           8,973              7,799         8,957
                                                                   ========        ========          =========      ========

   The accompanying notes are an integral part of these financial statements.

                                  OPTIKA INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                                  Six Months Ended June 30,
                                                                                            -------------------------------------
                                                                                              2000                        2001
                                                                                              ----                        ----
Cash Flows From Operating Activities:
Net loss.............................................................................       $  (5,646)                  $  (3,861)
Adjustments to reconcile net loss to net cash used by operating activities:
   Depreciation and amortization.....................................................             480                         560
   Loss on disposal of fixed assets..................................................              --                         198
   Deferred tax benefit..............................................................             (14)                         --
   Changes in assets and liabilities:
      Accounts receivable, net.......................................................           1,331                         153
      Other assets...................................................................            (281)                        356
      Accounts payable...............................................................             177                        (513)
      Accrued expenses...............................................................             (58)                        498
      Deferred revenue...............................................................            (109)                       (289)
                                                                                            ---------                   ---------

      Net cash used by operating activities..........................................          (4,120)                     (2,898)
                                                                                            ---------                   ---------

Cash Flows From Investing Activities:
Capital expenditures.................................................................            (517)                        (18)
Proceeds from sales of equipment.....................................................              --                           7
Sale (purchase) of short-term investments, net.......................................          (6,601)                      2,828
                                                                                            ---------                   ---------

      Net cash  provided (used) by investing activities..............................          (7,118)                      2,817
                                                                                            ---------                   ---------

Cash Flows From Financing Activities:
Proceeds from issuance of common stock...............................................           1,414                          90
Net proceeds from issuance of redeemable convertible preferred stock and warrants....          14,676                          --
Expenditures for preferred stock exchange............................................              --                        (151)
                                                                                            ---------                   ---------

      Net cash provided (used) by financing activities...............................          16,090                         (61)
                                                                                            ---------                   ---------

Net increase (decrease) in cash and cash equivalents.................................           4,852                        (142)
Cash and cash equivalents at beginning of period.....................................           3,359                       2,192
                                                                                            ---------                   ---------
Cash and cash equivalents at end of period...........................................       $   8,211                   $   2,050
                                                                                            =========                   =========

  The accompanying notes are an integral part of these financial statements.

                                  OPTIKA INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation

   The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present our consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's (SEC's) rules and regulations. The consolidated results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.   Net Income (Loss) Per Common Share

   Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding plus all dilutive potential common shares outstanding. During the first half of 2000, 592,890 options to purchase our common stock were granted. During the first half of 2001, 1,306,600 options to purchase our common stock were granted.

   Net loss applicable to common shareholders during the three and six months ended June 30, 2000 and 2001 includes certain one-time and non-recurring adjustments included in the earnings per share computation relating to the $15 million convertible preferred stock private placement with Thomas Weisel Capital Partners L.P., which closed in February 2000 and the exchange of those preferred shares in May 2001. Net loss per share for the three and six months ended June 30, 2000 includes a one-time adjustment of $4.4 million that treats the beneficial conversion terms of the preferred stock as a one-time additional return to the preferred shareholders. The beneficial conversion arises from accounting pronouncement requirements to allocate a portion of the $15 million private placement to the issuance of common stock warrants. The net loss per share also includes a recurring adjustment that is comprised of the accumulating 8% dividend on the convertible preferred stock and an allocation of the discount associated with the preferred stock issuance, prorated for the portion of the quarter that the preferred stock was outstanding. Basic net income per share for the three months and six months ended June 30, 2001 includes a one-time increase to income available to common stockholders of $6.2 million offset by a non-cash preferred stock dividend and accretion of preferred stock of $201,000. The one-time increase to income available to common stockholders resulted from the May 7, 2001 exchange of the Series A Preferred Stock for the Series A-1 Preferred Stock.

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands except per share data):

                                                                       Three Months Ended          Six Months Ended
                                                                             June 30,                  June 30,
                                                                             --------                  --------
                                                                        2000          2001         2000         2001
                                                                        ------------------         -----------------
Basic Earnings Per Share:
     Net income (loss) applicable to common shareholders...........   $  (3,226)    $  5,337    $  (10,731)   $  1,638
     Basic weighted average common shares outstanding..............       8,050        8,172         7,799       8,161
     Basic net loss per common share...............................   $   (0.40)    $   0.65    $    (1.38)   $   0.20

Diluted Earnings Per Share:
       Net income (loss) applicable to common stockholders.........   $  (3,226)    $  5,337    $  (10,731)   $  1,638
       Preferred stock dividend, accretion and effect of exchange..          --       (5,995)           --      (5,499)
                                                                      ---------     --------    ----------    --------
                                                                         (3,226)        (658)      (10,731)     (3,861)

Weighted average common shares  outstanding........................       8,050        8,172         7,799       8,161
       Assumed conversion of preferred stock.......................          --          801            --         796
                                                                      ---------     --------    ----------    --------
       Diluted weighted average common shares outstanding..........       8,050        8,973         7,799       8,957
       Diluted net income (loss) per common share..................   $   (0.40)    $  (0.07)   $    (1.38)   $  (0.43)

In 2000 and 2001, $2.1 million and $2.7 million options and warrants, respectively, were excluded from the dilutive stock calculation because of their antidilutive effect on net loss per share.

3.   Preferred Stock Transaction

     On May 7, 2001, Optika Inc. (the "Company"), Thomas Weisel Capital Partners L.P., a Delaware limited partnership, certain of its affiliates and RKB Capital, L.P. (the "Purchasers"), entered into an Exchange Agreement, pursuant to which we have issued Series A-1 Convertible Preferred Stock (the "Series A-1 Preferred"), having the terms and provisions set forth in the Certificate of Designation designating the Series A-1 Convertible Preferred Stock, on a one-for-one basis, in return for the exchange, surrender and cancellation of the Series A Redeemable Convertible Preferred Stock (the "Series A Preferred"). The Series A-1 Preferred issued in exchange for the Series A Preferred is substantially identical to the Series A Preferred with the exception of certain changes made to the redemption, dividend, protective and liquidation provisions thereof. In connection with this transaction, we also purchased the warrants associated with the Series A Preferred for an aggregate of $0.01. The Series A-1 Preferred is convertible to common stock at the holders' option based upon the conversion formula as defined in the Certificate of Designation.

     The Series A-1 Preferred was recorded in stockholders' equity at its fair value. The difference between the carrying value of the Series A Preferred and the fair value of the Series A-1 Preferred of $5.35 million (as determined by an independent valuation) was recorded as an increase in additional paid-in capital and as a one-time adjustment to net income (loss) applicable to common stockholders. As a result of the Exchange Agreement, future periods will not have adjustments to income for accumulating dividends or allocations of the discounts associated with the Series A Preferred Stock.

4.   Restructuring and other non-recurring charges

     On February 6, 2001, we strategically reduced our workforce by 42 employees to align our expenses more closely with revenues. This reduction in force resulted in approximately $1.1 million of restructuring charges to earnings in the first quarter of 2001. This restructuring charge consisted of $652,000 of severance costs, $240,000 of lease termination and $179,000 of asset write-offs. All severance costs and the majority of the lease costs are expected to be paid in cash before the end of 2001. The table below outlines the restructuring accrual activity through June 30, 2001 (in thousands except per share data):

                                   Severance Costs        Lease Termination         Asset Write-Offs          Total
                                   ---------------        -----------------         ----------------          -----
Restructuring Charge                         $ 652                   $  240                  $   179          $1,071
Usage                                         (507)                     (36)                    (179)           (722)
                                             -----                     ----                    -----          ------
    Balance June 30, 2001                    $ 145                   $  204                  $    --          $  349
                                             =====                     ====                    =====          ======

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

Revenues

   Total revenues decreased 4% from $8.3 million, for the six months ended June
30, 2000, to $8.0 million, for the six months ended June 30, 2001.   Total
revenues decreased 7% from $4.5 million for the quarter ended June 30, 2000 to $4.2 million for the quarter ended June 30, 2001.

   Licenses. License revenues increased 6% from $2.9 million, during the six months ended June 30, 2000, to $3.1 million, for the six months ended June 30, 2001, and decreased 3% from $1.7 million during the quarter ended June 30, 2000 to $1.6 million for the quarter ended June 30, 2001. License revenues represented 35% and 38% of the total revenues for the six months ended June 30, 2000 and 2001, respectively, and represented 38% and 39% of the total revenues for the quarter ended June 30, 2000 and 2001, respectively. The increase in license revenues during the first six months of 2001 is primarily due to increases in sales made by APs in North America resulting from our increased focus on our core competencies, increased service levels to our customers and APs, and the maturity of our Acorde product suites. The decrease in license revenue for the quarter ended June 30, 2001 as compared to June 30, 2000 is a result of one large sale in the quarter ended June 30, 2000 which was not repeated in the quarter ended June 30, 2001. License revenues generated outside of the United States accounted for approximately 17% of our revenues for the six months ended June 30, 2000, compared to 11% for the same period in 2001, and 12% and 11% for the quarters ended June 30, 2000 and 2001, respectively. The decrease in international revenues as a percentage of total revenue is a result of the slow European first and second quarter sales and continued focus on North American operations.

   Maintenance and Other. Maintenance revenues, exclusive of other revenue, decreased 5% from $3.8 million during the six months ended June 30, 2000, to $3.6 million for the six months ended June 30, 2001 and decreased 4% from $1.9 million during the quarter ended June 30, 2000, to $1.8 million for the quarter ended June 30, 2001. Maintenance revenue represented 46% and 45% of the total revenues for the six months ended June 30, 2000 and 2001, respectively and 42% and 44% of the total revenues for the quarters ended June 30, 2000 and 2001, respectively. This decrease was primarily a result of the loss of revenue from customers utilizing FilePower (predecessor product to Optika eMedia) that have chosen not to upgrade to Acorde, partially offset by maintenance revenues received from new customers. Other revenue, consisting primarily of consulting services, training and consulting fees represented 19% and 17% of total revenues for the six months ended June 30, 2000 and 2001, respectively, and 20% and 17% of total revenues for the quarters ended June 30, 2000 and 2001, respectively. The decrease in other revenue as a percentage of total revenue was primarily due to decreased consulting, project management and implementation services resulting from our low direct license revenue in the third and fourth quarters of 2000 which drives our service revenue in the first and second quarters of 2001.

Cost of Revenues

   Licenses. Costs of licenses consist primarily of royalty payments to third-party vendors and costs of product media, duplication, packaging and fulfillment. Cost of licenses increased in absolute dollars from $238,000, or 8% of license revenues for the six months ended June 30, 2000, to $313,000 or 10% of license revenues, for the six months ended June 30, 2001 and increased from $96,000 or 6% of license revenues for the quarter ended June 30, 2000 to $164,000 or 10% of license revenues for the quarter ended June 30, 2001. The increase in absolute dollar cost of licenses was attributable to the increased third party components of our software sales.

   Maintenance and Other. Costs of maintenance and other consist of the direct and indirect costs of providing software maintenance and support, training and consulting services to our APs, OEMs and end-users, and the cost of third-party software products. Cost of maintenance and other decreased in absolute dollars from $2.3 million or 42% of maintenance and other revenues for the six months ended June 30, 2000 to $1.8 million or 36% of maintenance and other revenues for the six months ended June 30, 2001. Cost of maintenance and other decreased in absolute dollars from $1.2 million or 43% of maintenance and other revenues for the quarter ended June 30, 2000 to $822,000 or 32% of maintenance and other revenues for the quarter ended June 30, 2001. The absolute dollar decrease in cost of maintenance and other is primarily a result of decreased third-party contracting and the consolidation of the executive management and certain other redundant positions within the departments.

Operating Expenses

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising and promotional expenses. Sales and marketing expenses decreased from $6.4 million, or 76% of total revenues, for the six months ended June 30, 2000 to $4.9 million, or 61% of total revenues, for the six months ended June 30, 2001. Sales and marketing expenses decreased from $3.4 million, or 77% of total revenues, for the quarter ended June 30, 2000 to $2.1 million, or 50% of total revenues, for the quarter ended June 30, 2001. The decrease in sales and marketing expenses is due to our restructuring activities in February 2001. We anticipate that sales and marketing expenses will remain relatively flat in absolute dollars in future quarters.

   Research and Development. Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, contractors, as well as the cost of facilities and equipment. Research and development expenses decreased from $4.2 million, or 51% of total revenues, for the six months ended June 30, 2000 to $3.0 million, or 38% of total revenues, for the six months ended June 30, 2001. Research and development expenses decreased from $2.2 million, or 48% of total revenues, for the quarter ended June 30, 2000 to $1.4 million, or 33% of total revenues, for the quarter ended June 30, 2001. The decrease in research and development is primarily the result of restructuring activities in February 2001. We anticipate that research and development expenses will continue at approximately this level throughout the year.

   General and Administrative. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel, and outside professional fees. General and administrative expenses decreased from $1.2 million or 14% of total revenues for the six months ended June 30, 2000 to $1.0 million or 13% of total revenues for the six months ended June 30, 2001. General and administrative expenses decreased from $534,000 or 12% of total revenues, for the quarter ended June 30, 2000 to $487,000 or 12% of total revenues, for the quarter ended June 30, 2001. The decrease in general and administrative costs is the result of the restructuring activities in February 2001. We anticipate that general and administrative expenses will continue at approximately this level throughout the year.

   Restructuring and other non-recurring charges. On February 6, 2001, we strategically reduced our workforce by 42 employees to align our expenses more closely with revenues. This reduction in force resulted in approximately $1.1 million of restructuring charges to earnings in the first quarter of 2001. This restructuring charge consisted of $652,000 of severance costs and $240,000 of lease termination, $179,000 of asset write-offs.. All severance costs and the majority of the lease costs are expected to be paid in cash before the end of 2001. Our operating expenses were reduced by $750,000 to $1.0 million per quarter as a result of this restructuring.

   Other Income, net. Other income, net consists primarily of interest earned on our investing activities. Net other income was $316,000 during the six months ended June 30, 2000 compared to net other income of $197,000 during the six months ended June 30, 2001. Net other income was $216,000 during the quarter ended June 30, 2000 compared to net other income of $100,000 during the quarter ended June 30, 2001, primarily as a result of the decrease in interest income derived from the proceeds of our preferred stock issuance.

   Benefit from Income Taxes. We have recorded a valuation allowance against our carryforward tax benefits to the extent that we believe that it is more likely than not all of such benefits will not be realized in the near term. Our assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular we considered both our historical results and our projections of profitability for only reasonably foreseeable future periods. Our realization of the recorded net deferred tax assets is dependent on future taxable income and therefore, we cannot be assured that such benefits will be realized.

Liquidity and Capital Resources

   Cash and cash equivalents at June 30, 2001 were $2.1 million, decreasing by $142,000 from December 31, 2000. The decrease in cash and cash equivalents is primarily due to the net loss offset by the sale of short-term investments.

   For the six months ended June 30, 2000, net cash used by operating activities was $4.1 million compared to net cash used by operating activities of $2.9 million for the six months ended June 30, 2001. Cash used by operating activities for the six months ended June 30, 2001 is primarily due to the first and second quarter net losses.

   Cash used by investing activities was $7.1 million for the six months ended June 30, 2000 compared to cash provided of $2.8 million for the six months ended June 30, 2001. The cash provided by investing activities is primarily due to the sale of marketable securities during the first half of 2001.

   Cash provided by financing activities was $16.1 million for the six months ended June 30, 2000. Cash used in financing activities was $61,000 for the six months ended June 30, 2001. Cash provided by financing activities in 2000 resulted primarily from proceeds from the private placement of preferred stock and warrants for approximately $14.7 million, net of issuance costs.

   At June 30, 2001, our principal sources of liquidity included cash and short-term investments of $8.7 million. In addition, we have a secured credit facility for up to $3.0 million, bearing interest at the bank's prime rate. As of June 30, 2001, the Company had $2.8 million available for borrowing and no other debt outstanding.

   We believe that our current cash and short-term investments, together with anticipated cash flow from operations and our bank credit facility, will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months. Thereafter, we may require additional funds to support such activity through public or private equity financing or from other sources. Additional financing may not be available at all, or if available, such financing may not be obtainable on terms favorable to us and may be dilutive.

Business Risks

   In evaluating our business, you should carefully consider the business risks discussed in this section.

   Operating Result Fluctuations. Our sales and other operating results have varied significantly in the past and may vary significantly in the future as a result of potential factors such as:

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

     Product Offerings. The Optika Acorde family of products (which included Optika eMedia) account for substantially all of our current license revenue. Our future financial performance will depend in general on the acceptance of our product offerings, and in particular on the successful development, introduction and customer acceptance of new and enhanced versions of our products. Such markets, primarily the market for our collaborative commerce product, may not grow and we may not be successful in developing and marketing these or any other products, and these products may not achieve widespread customer acceptance. To date, we have not recognized any direct revenue from the sale of our collaborative commerce product, Acorde Resolve, which was first released June 30, 2000. We may encounter unexpected delays or costs in such new product rollout, and any such failures could have a material adverse effect on our business and results or operations.

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

   Beneficial Ownership. Holders of our Preferred Stock and members of our Board of Directors and our executive officers, together with members of their families and entities that may be deemed affiliates of, or related to, such persons or entities, beneficially own, as of August 1, 2001, approximately 22% of the outstanding shares of our voting stock. Accordingly, these stockholders could, if acting in concert, be able to substantially influence the election of all members of our Board of Directors and determine the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. The interests of these stockholders could conflict with the interests of other stockholders.

   Change In Company Control. Certain provisions of our Certificate of Incorporation, equity incentive plans, Bylaws, and Delaware law may discourage certain transactions involving a change in control of our company. Our classified Board of Directors and the ability of the Board of Directors to issue "blank check" preferred stock without further stockholder approval, may have the effect of delaying, deferring or preventing a change in our control and may also affect the market price of our stock. On July 12, our Board of Directors adopted a Shareholder Rights Plan under which all stockholders of record as of July 18, 2001 received one right for each share of common stock then owned by them to purchase, upon the occurrence of certain triggering events, one one-hundredth of a share of Series B Preferred Stock at a price of $30, subject to adjustment. The rights are exercisable only if a person or group acquires 15% or more of our common stock in a transaction not approved by our Board of Directors. These provisions and certain other provisions of our Amended and Restated Certificate of Incorporation and certain provisions of our Amended and Restated Bylaws and of Delaware law, could delay or make more difficult a merger, tender offer or proxy contest.

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   As of June 30, 2001 we had $6.7 million in short-term investments that are sensitive to market risks. Our investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. We do not own any derivative financial instruments. Due to the nature of our investment portfolio we are primarily subject to interest rate risk.

   Our investment portfolio includes fixed rate debt instruments that are primarily United States government and agency bonds of duration ranging from one to five years. The market value of these bonds is subject to interest rate risk, and could decline in value if interest rates increase. Any material change in the interest rates would have a material change in the market value of our debt instruments. A hypothetical increase or decrease in market interest rates by 10% from June 30, 2001 would cause the fair market value of these short-term investments to change by an insignificant amount. Although the market value of these short-term investments would change due to the interest rate fluctuation, we have the ability to hold the investments to maturity, which would reduce overall market risk.

                          PART II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds.

         In May 2001, the Company entered into an Exchange Agreement with Thomas Weisel Capital Partners L.P., a Delaware limited partnership, certain of its affiliates and RKB Capital, L.P., pursuant to which the Company issued to such parties a total of 731,851 shares of Series A-1 Convertible Preferred Stock, on a one-for-one basis, in return for the exchange, surrender and cancellation of the Company's Series A Redeemable Convertible Preferred Stock. The Series A-1 Preferred issued in exchange for the Series A Preferred is substantially identical to the Series A Preferred with the exception of certain changes made to the redemption, dividend, protective and liquidation provisions thereof. This transaction was made in reliance on the exemption from the registration requirements of the Securities Act of 1933 provided by Section 3(a)(9) of the Securities Act. No commission or other remuneration was paid directly or indirectly for soliciting such exchange.

Item 4 - Submission of Matters to a Vote of Security Holders.

         The Company held its annual meeting of shareholders on May 8, 2001. At such meeting the following actions were voted upon:

a.   Election of  Directors
           Nominees              Number of Votes For        Withhold  Authority
           --------              -------------------        -------------------
Richard A. Bass                       7,840,175                    80,766
Alan B. Menkes                        7,840,175                    80,766

b. Ratification of KPMG LLP as the Company's independent accountants for the fiscal year ending December 31, 2001.

     Affirmative Votes       Negative Votes           Abstentions
     -----------------       --------------           -----------
         7,859,866               45,140                  15,935

The foregoing results include the 731,851 shares of our Series A Convertible Preferred Stock, all of which voted for the nominees and in favor of each of the proposals.

Item 6 - Exhibits and Reports on Form 8-K.

a.  Exhibits


    None

b.  Reports on Form 8-K


    The Company did not file any current reports on Form 8-K during the quarter ended June 30, 2001.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              OPTIKA INC.
                                             (Registrant)



       8/11/2001                         /s/   Mark K. Ruport
-----------------------            ------------------------------
        (Date)                                 Mark K. Ruport
                                     President, Chief Executive Officer
                                         and Chairman of the Board



       8/11/2001                           /s/ Steven M. Johnson
-----------------------            -----------------------------
        (Date)                                 Steven M Johnson
                                    Chief Financial Officer, Executive
                                        Vice President, Secretary
                                       and Chief Accounting Officer