Form 10-Q
period 2001-09-30
OPTIKA INC
filed 2001-11-07
CIK 1014920

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001


                                       OR
[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from _______________ to ______________

                         Commission File Number 0-28672

                                  OPTIKA INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                  95-4154552
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                   Identification No.)

        7450 Campus Drive, 2nd Floor
            Colorado Springs, CO                                80920
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

       8,214,713 shares of the Registrant's Common Stock, $.001 par value per share, were outstanding as of November 5, 2001.

================================================================================

                                      INDEX


                                                                           PAGE
                                                                           -----
PART I - FINANCIAL INFORMATION

  Item 1 -  Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheets as of December 31, 2000
       and September 30, 2001 (Unaudited)                                     1

     Condensed Consolidated Statements of Operations for the three-
       month and nine-month periods ended September 30, 2000 and
       2001 (Unaudited)                                                       2

     Condensed Consolidated Statements of Cash Flows for the nine-
       month periods ended September 30, 2000 and 2001 (Unaudited)            3

     Notes to Condensed Consolidated Financial Statements (Unaudited)         4

  Item 2 - Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                7

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk        16

PART II - OTHER INFORMATION

  Item 2 - Changes in Securities and Use of Proceeds                         17

  Item 6 - Exhibits and Reports on Form 8-K                                  18

  Signatures                                                                 19

                                  OPTIKA INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                              December 31,     September 30,
                                                                                 2000              2001
                                                                            ----------------  ---------------
                                                                                                (unaudited)
Assets
Current assets:
   Cash and cash equivalents...........................................        $      2,192     $      1,130
   Short-term investments..............................................               9,512            6,705
   Accounts receivable, net............................................               2,913            2,798
   Other current assets................................................                 801              728
                                                                            ----------------  ---------------
         Total current assets..........................................              15,418           11,361
                                                                            ----------------  ---------------

Property and equipment, net............................................               2,625            1,664
Other assets, net......................................................                 481              374
                                                                            ----------------  ---------------
                                                                               $     18,524     $     13,399
                                                                            ================  ===============
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable....................................................        $      1,052     $        442
   Accrued expenses....................................................               1,043            1,522
   Accrued compensation expense........................................                 909              775
   Deferred revenue....................................................               3,902            3,497
                                                                            ----------------  ---------------
          Total current liabilities....................................               6,906            6,236
                                                                            ----------------  ---------------

Redeemable convertible preferred stock.................................              10,849               --

Commitments and contingencies

Stockholders' equity:
   Common stock; $.001 par value; 25,000,000 shares authorized;
      8,107,149 and 8,214,713 shares issued and outstanding
      at December 31, 2000 and September 30, 2001, respectively........                   8                8
   Preferred stock; Series A-1 convertible, $.001 par value; 731,851
      shares authorized, issued and outstanding at September 30, 2001..                  --            5,199
   Additional paid-in capital..........................................              23,425           29,051
   Accumulated deficit.................................................             (22,689)         (27,107)
   Accumulated other comprehensive income..............................                  25               12
                                                                            ----------------  ---------------
          Total  stockholders' equity..................................                 769            7,163
                                                                            ----------------  ---------------
                                                                               $     18,524     $     13,399
                                                                            ================  ===============

   The accompanying notes are an integral part of these financial statements.

                                  OPTIKA INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                    (In thousands, except per share amounts)

                                                           Three Months Ended               Nine Months Ended
                                                              September 30,                   September 30,
                                                       ----------------------------      -------------------------
                                                              2000         2001              2000          2001
                                                             ------       ------            ------        ------
Revenues:
   Licenses.......................................        $    1,251    $   1,373         $   4,130     $   4,432
   Maintenance and other..........................             2,650        2,406             8,100         7,365
                                                            ---------     --------          --------      --------
      Total revenues..............................             3,901        3,779            12,230        11,797
                                                            ---------     --------          --------      --------
Cost of revenues:
   Licenses.......................................               144          234               382           547
   Maintenance and other..........................             1,328          768             3,599         2,569
                                                            ---------     --------          --------      --------
      Total cost of revenues......................             1,472        1,002             3,981         3,116
                                                            ---------     --------          --------      --------
Gross profit......................................             2,429        2,777             8,249         8,681
                                                            ---------     --------          --------      --------
Operating expenses:
   Sales and marketing............................             3,764        1,757            10,123         6,628
   Research and development.......................             2,149        1,275             6,371         4,287
   General and administrative.....................               567          389             1,768         1,391
   Restructuring and other non-recurring charges..                 -            -                 -         1,071
                                                            ---------     --------          --------      --------
      Total operating expenses....................             6,480        3,421            18,262        13,377
                                                            ---------     --------          --------      --------
Loss from operations..............................            (4,051)        (644)          (10,013)       (4,696)
Other income, net.................................               217           87               533           284
                                                            ---------     --------          --------      --------
Loss before income tax provision..................            (3,834)        (557)           (9,480)       (4,412)
Income tax provision..............................             2,966            -             2,966             6
                                                            ---------     --------          --------      --------
Net loss..........................................            (6,800)        (557)          (12,446)       (4,418)
Preferred stock dividend..........................              (301)           -              (724)         (447)
Accretion of preferred stock and beneficial
 conversion feature...............................              (184)           -            (4,846)         (250)
Increase to income available to common stockholders
 from the exchange of prefered stock..............                 -            -                 -         6,196
                                                            ---------     --------          --------      --------
Net income (loss) applicable to common stockholders        $  (7,285)   $    (557)        $ (18,016)    $   1,081
                                                            =========     ========          ========      ========

Basic net income (loss) per common share..........         $   (0.90)   $   (0.07)        $   (2.28)    $    0.13
                                                            =========     ========          ========      ========
Basic weighted average number of common shares
  outstanding.....................................             8,095        8,200             7,897         8,174
                                                            =========     ========          ========      ========

Diluted net loss per common share.................         $   (0.90)   $   (0.07)        $   (2.28)    $   (0.49)
                                                            =========     ========          ========      ========
Diluted weighted average number of common shares
  outstanding.....................................             8,095        8,200             7,897         8,973
                                                            =========     ========          ========      ========

   The accompanying notes are an integral part of these financial statements.

                                  OPTIKA INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (In thousands)
                                                                             Nine Months Ended September 30,
                                                                             ---------------------------------
                                                                                    2000             2001
                                                                                   ------           ------
Cash Flows From Operating Activities:
Net loss...............................................................        $    (12,446)    $      (4,418)
Adjustments to reconcile net loss to net cash used by operating activities:
   Depreciation and amortization.......................................                  794              789
   Loss on disposal of fixed assets....................................                   --              193
   Deferred tax expense................................................                2,946               --
   Changes in assets and liabilities:
      Accounts receivable, net.........................................                2,409              115
      Other assets.....................................................               (1,025)             180
      Accounts payable.................................................                  691             (610)
      Accrued expenses.................................................                   59              345
      Deferred revenue.................................................                 (215)            (405)
                                                                             ----------------  ---------------
       Net cash used by operations.....................................               (6,787)          (3,811)
                                                                             ----------------  ---------------

Cash Flows From Investing Activities:
Capital expenditures...................................................               (1,086)             (28)
Proceeds from sales of equipment.......................................                   --                7
Sale (purchase) of short-term investments, net.........................               (6,652)           2,794
                                                                             ----------------  ---------------
       Net cash provided (used) by investing activities................               (7,738)           2,773
                                                                             ----------------  ---------------

Cash Flows From Financing Activities:
Proceeds from issuance of common stock.................................                1,498              127
Net proceeds from issuance of redeemable convertible preferred stock and
  warrants.............................................................               14,676               --
Expenditures for preferred stock exchange..............................                   --             (151)
                                                                             ----------------  ---------------
       Net cash provided (used) by financing activities................               16,174              (24)
                                                                             ----------------  ---------------

Net increase (decrease) in cash and cash equivalents...................                1,649           (1,062)
Cash and cash equivalents at beginning of period.......................                3,359            2,192
                                                                             ----------------  ---------------
Cash and cash equivalents at end of period.............................        $       5,008     $      1,130
                                                                             ================  ===============

   The accompanying notes are an integral part of these financial statements.

                                  OPTIKA INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.      Basis of Presentation

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present our consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's (SEC's) rules and regulations. The consolidated results of operations for the period ended September 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Annual Report on Form 10-K for the year ended December 31, 2000 of Optika Inc. (the "Company").

2.      Net Income (Loss) Per Common Share

     Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding plus all dilutive potential common shares outstanding. During the first nine months of 2000, 867,265 options to purchase our common stock were granted. During the first nine months of 2001, 1,496,600 options to purchase our common stock were granted.

     Net loss applicable to common stockholders during the three and nine months ended September 30, 2000 and 2001 includes certain one-time and non-recurring adjustments included in the earnings per share computation relating to the $15 million convertible preferred stock private placement with Thomas Weisel Capital Partners L.P., which closed in February 2000 and the exchange of those preferred shares in May 2001. Net loss per share for the nine months ended September 30, 2000 includes a one-time adjustment of $4.4 million that treats the beneficial conversion terms of the preferred stock as a one-time additional return to the preferred stockholders. The beneficial conversion arises from accounting pronouncement requirements to allocate a portion of the $15 million private placement to the issuance of common stock warrants. The net loss per share also includes an adjustment that is comprised of the accumulating 8% dividend on the convertible preferred stock and an allocation of the discount associated with the preferred stock issuance, prorated for the portion of the period that the preferred stock was outstanding. Basic net income (loss) per share for the nine months ended September 30, 2001 includes an increase to income applicable to common stockholders of $6.2 million offset by a non-cash preferred stock dividend and accretion of preferred stock of $250,000. The one-time increase to income available to common stockholders resulted from the May 7, 2001 exchange of the Series A Preferred Stock for the Series A-1 Preferred Stock.

The following is the reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations (in thousands except per share data):

                                                         Three Months Ended           Nine Months Ended
                                                            September 30,               September 30,
                                                          2000        2001            2000         2001
                                                         ------      ------          ------       ------
Basic Earnings (Loss) Per Share:
  Net income (loss) applicable to common stockholders. $ (7,285)   $   (557)       $(18,016)    $  1,081
  Basic weighted average common shares outstanding....    8,095       8,200           7,897        8,174
    Basic net income (loss) per common share.......... $  (0.90)   $  (0.07)       $  (2.28)    $   0.13

Diluted Loss Per Share:
  Net income (loss) applicable to common stockholders. $ (7,285)   $   (557)       $(18,016)    $  1,081
  Preferred stock dividend, accretion and effect of
   exchange...........................................       --          --              --       (5,499)
                                                       ---------   ---------       ---------    ---------
                                                         (7,285)       (557)        (18,016)      (4,418)

  Weighted average common shares outstanding..........    8,095       8,200           7,897        8,174
  Assumed conversion of preferred stock...............       --          --              --          799
                                                       ---------   ---------       ---------    ---------
  Diluted weighted average common shares
   outstanding........................................    8,095       8,200           7,897        8,973
    Diluted net loss per common share................. $  (0.90)   $  (0.07)       $  (2.28)    $  (0.49)

In 2000 and 2001, 2.3 million and 2.8 million options and warrants, respectively, were excluded from the dilutive stock calculation because of their antidilutive effect on net loss per share.

3.      Preferred Stock Transaction

     On May 7, 2001, the Company, Thomas Weisel Capital Partners L.P., a Delaware limited partnership, certain of its affiliates and RKB Capital, L.P. (the "Purchasers"), entered into an Exchange Agreement, pursuant to which we have issued Series A-1 Convertible Preferred Stock (the "Series A-1 Preferred"), having the terms and provisions set forth in the Certificate of Designation designating the Series A-1 Convertible Preferred Stock, on a one-for-one basis, in return for the exchange, surrender and cancellation of the Series A Redeemable Convertible Preferred Stock (the "Series A Preferred"). The Series A-1 Preferred issued in exchange for the Series A Preferred is substantially identical to the Series A Preferred with the exception of certain changes made to the redemption, dividend, protective and liquidation provisions thereof. In connection with this transaction, we also purchased the warrants associated with the Series A Preferred for an aggregate of $0.01. The Series A-1 Preferred is convertible to common stock at the holders' option based upon the conversion formula as defined in the Certificate of Designation.

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

4.      Restructuring and other non-recurring charges

     On February 6, 2001, we strategically reduced our workforce by 42 employees to align our expenses more closely with revenues. This reduction in force resulted in approximately $1.1 million of restructuring charges in the first quarter of 2001. This restructuring charge consisted of $652,000 of severance costs, $240,000 of lease termination and $179,000 of asset write-offs. All severance costs and the majority of the lease costs are expected to be paid in cash before the end of 2001. The table below outlines the restructuring accrual activity through September 30, 2001 (in thousands):

                     Severance Costs Lease Termination Asset Write-Offs  Total
                     --------------- ----------------- ----------------  -----
Restructuring charge       $ 652           $ 240             $ 179      $1,071
Usage                       (627)           (104)             (179)       (910)
                           ------          ------            ------     -------
Balance September 30,
  2001                     $  25           $ 136             $   --     $  161
                           ======          ======            ======     =======

5.      Contingencies

     We are, from time to time, subject to certain claims, assertions or litigation by outside parties as part of our ongoing business operations. The outcome of any such contingencies are not expected to have a material adverse effect upon our business, results of operations and financial condition. We are currently not a party to any material legal proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This management's discussion and analysis of financial condition and results of operations includes a number of forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to risks and uncertainties, including those discussed below under the caption "Business Risks", that could cause actual results to differ materially from historical results or those anticipated.

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

     We earn our revenue primarily from licenses and fees. Our revenue is recognized in accordance with Statement of Position 97-2 (SOP 97-2), as amended by Statement of Position 98-9. For sales made either through our Advantage Partners or direct by the Company, we will generally recognize license revenue upon shipment when a non-cancelable license agreement has been signed or a purchase order has been received, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The license fees are not assumed to be fixed or determinable if the fees are due more than 12 months after delivery or are based on achievement of a milestone. Where applicable, fees from multiple element arrangements are unbundled and recorded as revenue as the elements are delivered to the extent that vendor specific objective evidence, or VSOE, of fair value exists for the delivered and undelivered elements. We establish VSOE of fair value on maintenance and professional services elements based on prices charged when the same elements are sold in separate transactions. We have not established VSOE on license elements. Revenue on undelivered and delivered elements is recorded using the residual method in accordance with SOP 97-2, as amended.

     Software maintenance revenues are deferred and recognized ratably over the maintenance period, which is generally one year. The unrecognized portion of software maintenance revenues is recorded in the accompanying balance sheets as deferred revenue. Other revenues are recognized as services are performed.

     We generally do not grant rights to return products, except for defects in the performance of the products relative to specifications and pursuant to standard industry shrink-wrapped license agreements which provide for 30-day rights of return if an end-user does not accept the terms of the shrink-wrapped license agreements. The 30-day right of return begins upon product shipment. Our software license agreements generally do not provide price adjustments or rotation rights. We generally include a 90-day limited warranty with the software license, which entitles the end-user to corrections for documented program errors.

     Based on our internal research and development process, costs incurred between the establishment of technological feasibility and general release of the software products are immaterial and therefore have not been capitalized in accordance with Statement of Financial Accounting Standards No. 86. All internal research and development costs have been expensed as incurred.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2001 to September 30,
2000

Revenues

     Total revenues decreased 4% from $12.2 million, for the nine months ended September 30, 2000, to $11.8 million, for the nine months ended September 30, 2001. Total revenues decreased 3% from $3.9 million for the quarter ended September 30, 2000 to $3.8 million for the quarter ended September 30, 2001.

     Licenses. License revenues increased 7% from $4.1 million, during the nine months ended September 30, 2000, to $4.4 million, for the nine months ended September 30, 2001, and increased 10% from $1.3 million during the quarter ended September 30, 2000 to $1.4 million for the quarter ended September 30, 2001. License revenues represented 34% and 38% of the total revenues for the nine months ended September 30, 2000 and 2001, respectively and represented 32% and 36% of the total revenues for the quarters ended September 30, 2000 and 2001, respectively. The increase in license revenues during the first nine months of 2001 is primarily due to increases in sales made by APs in North America resulting from our increased focus on our core competencies, increased service levels to our customers and APs, and the maturity of our Acorde product suites. License revenues generated outside of the United States accounted for approximately 22% of our total license revenues for the nine months ended September 30, 2000, compared to 10% for the same period in 2001, and 31% and 10% for the quarters ended September 30, 2000 and 2001, respectively. The decrease in international revenues as a percentage of total revenue is a result of lower than expected Latin American and European license revenues.

      Maintenance and Other. Maintenance revenues, exclusive of other revenue, decreased 4% from $5.6 million during the nine months ended September 30, 2000, to $5.4 million for the nine months ended September 30, 2001 and remained constant at $1.8 million for the three months ended September 30, 2000 and 2001. Maintenance revenue represented 46% of the total revenues for the nine months ended September 30, 2000 and 2001 and 46% of the total revenues for the quarters ended September 30, 2000 and 2001, respectively. Maintenance revenues from customers outside of the United States accounted for approximately 14% of our total maintenance revenues for the nine months ended September 30, 2000, compared to 13% for the same period in 2001 and 15% and 12% for the quarters ended September 30, 2000 and 2001, respectively. This slight annual decrease was primarily a result of the loss of revenue from customers utilizing FilePower (predecessor product to Optika eMedia and Acorde) that have chosen not to upgrade to Acorde, partially offset by maintenance revenues received from new customers. Other revenue, consisting primarily of consulting services, training and consulting fees represented 20% and 17% of total revenues for the nine months ended September 30, 2000 and 2001, respectively, and 22% and 17% of total revenues for the quarters ended September 30, 2000 and 2001, respectively. The decrease in other revenue as a percentage of total revenue was primarily due to decreased consulting, project management and implementation services resulting from our low direct license revenue in the third and fourth quarters of 2000 which drove our service revenue in the first and second quarters of 2001.

Cost of Revenues

     Licenses. Cost of licenses consists primarily of royalty payments to third-party vendors and costs of product media, duplication, packaging and fulfillment. Cost of licenses increased from $382,000, or 9% of license revenues, to $547,000, or 12% of license revenues, for the nine months ended September 30, 2000 and 2001 respectively, and increased from $144,000 or 12% of license revenues to $234,000, or 17% of license revenues, for the quarters ended September 30, 2000 and 2001, respectively. The absolute dollar increase in cost of licenses is attributable to the increased third party components of our software sales.

     Maintenance and Other. Costs of maintenance and other consists of the direct and indirect costs of providing software maintenance and support, training and consulting services to our APs, OEMs and end-users, and the cost of third-party software products. Cost of maintenance and other decreased from $3.6 million, or 44% of maintenance and other revenues, to $2.6 million or 35% of maintenance and other revenues for the nine months ended September 30, 2000 and 2001, respectively. Cost of maintenance and other decreased from $1.3 million, or 50% of maintenance and other revenues, to $768,000, or 32% of maintenance and other revenues, for the quarters ended September 30, 2000 and 2001, respectively. The decrease in cost of maintenance and other is primarily a result of the direct third-party contracting and the consolidation of the executive management and certain other redundant positions within the department.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising and promotional expenses. Sales and marketing expenses decreased from $10.1 million, or 83% of total revenues, for the nine months ended September 30, 2000 to $6.6 million, or 56% of total revenues, for the nine months ended September 30, 2001. Sales and marketing expenses decreased from $3.8 million, or 96% of total revenues, for the quarter ended September 30, 2000 to $1.8 million, or 47% of total revenues, for the quarter ended September 30, 2001. The decrease in sales and marketing expenses is due to our restructuring activities in February 2001. We anticipate that sales and marketing expenses will remain relatively flat in absolute dollars in future quarters.

     Research and Development. Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, contractors, as well as the cost of facilities and equipment. Research and development expenses decreased from $6.4 million, or 52% of total revenues, for the nine months ended September 30, 2000 to $4.3 million, or 36% of total revenues, for the nine months ended September 30, 2001. Research and development expenses decreased from $2.1 million, or 55% of total revenues, for the quarter ended September 30, 2000 to $1.3 million, or 34% of total revenues, for the quarter ended September 30, 2001. The decrease in research and development is primarily the result of restructuring activities in February 2001. We anticipate that research and development expenses will continue at approximately this level throughout the year.

     General and Administrative. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel, and outside professional fees. General and administrative expenses decreased from $1.8 million, or 14% of total revenues, for the nine months ended September 30, 2000 to $1.4 million, or 12% of total revenues, for the nine months ended September 30, 2001. General and administrative expenses decreased from $567,000, or 15% of total revenues, for the quarter ended September 30, 2000 to $389,000, or 10% of total revenues, for the quarter ended September 30, 2001. The decrease in general and administrative costs primarily is the result of the restructuring activities in February 2001. We anticipate that general and administrative expenses will continue at approximately this level throughout the year.

     Restructuring and other non-recurring charges. On February 6, 2001, we strategically reduced our workforce by 42 employees to align our expenses more closely with revenues. This reduction in force resulted in approximately $1.1 million of restructuring charges in the first quarter of 2001. This restructuring charge consisted of $652,000 of severance costs and $240,000 of lease termination and $179,000 of asset write-offs. All severance costs and the majority of the lease costs are expected to be paid in cash before the end of 2001. Our operating expenses were reduced by approximately $1.0 million per quarter as a result of this restructuring.

     Other Income, net. Other income, net consists primarily of interest earned on our investing activities. Net other income was $533,000 during the nine months ended September 30, 2000 compared to net other income of $284,000 during the nine months ended September 30, 2001. Net other income was $217,000 during the quarter ended September 30, 2000 compared to net other income of $87,000 during the quarter ended September 30, 2001. The decrease in net other income was the result of decreased interest income due to lower investment and a decline in interest rates derived from the remaining proceeds of our preferred stock issuance.

     Income Tax Expense (Benefit). During the third quarter ended September 30, 2000 we took a $ 3.0 million non-cash charge to earnings to fully reserve our net deferred tax asset, which consists primarily of net operating loss carryforwards, to reflect that we may be unable to use our net operating loss carryforwards in the foreseeable future. The deferred tax asset is available to reduce future tax expense should we generate taxable income.

Liquidity and Capital Resources

     Cash and cash equivalents, including short-term investments, at September 30, 2001 was $7.8 million, decreasing by approximately $3.9 million from December 31, 2000. This decrease is primarily due to the net loss.

     For the nine months ended September 30, 2000, net cash used by operating activities was $6.8 million compared to net cash used by operating activities of $3.8 million for the nine months ended September 30, 2001. Cash used by operating activities for the nine months ended September 30, 2001 is primarily due to the net loss.

     Cash used by investing activities was $7.7 million for the nine months ended September 30, 2000 compared to cash provided by investing activities of $2.8 million for the nine months ended September 30, 2001. The cash provided by investing activities is primarily due to the sale of marketable securities during the first nine months of 2001.

     Cash provided by financing activities was $16.2 million for the nine months ended September 30, 2000. Cash used by financing activities was $24,000 for the nine months ended September 30, 2001. Cash provided by financing activities in 2000 resulted primarily from proceeds from the private placement of preferred stock and warrants for approximately $14.7 million, net of issuance costs.

     At September 30, 2001, our principal sources of liquidity include cash and short-term investments of $7.8 million. In addition, we have a secured credit facility for up to $3.0 million, bearing interest at the bank's prime rate. As of September 30, 2001, we had $2.8 million available for borrowing and no other debt outstanding.

     We believe that our current cash and short-term investments, together with anticipated cash flows from operations and our bank credit facility, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Recent Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations", which is effective immediately. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of this standard will not impact on our current consolidated financial statements.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The adoption of this standard will not have a material impact on our consolidated financial position, results of operations, or cash flows.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The adoption of this standard will not have a material impact on our consolidated financial position, results of operations, or cash flows.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. We are currently evaluating the requirements and impact of this statement on our consolidated financial positions and results of operations.

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

     Advantage Partners. Our future results of operations will depend on the success of our marketing and distribution strategy, which has relied, to a significant degree, upon APs to sell and install our software, and provide post-sales support. These relationships are usually established through formal agreements that generally do not grant exclusivity, do not prevent the distributor from carrying competing product lines and do not require the distributor to purchase any minimum dollar amount of our software. Some APs may not continue to represent Optika or sell our products. Other APs, some of which have significantly greater financial, marketing and other resources than us, may develop or market software products that compete with our products or may otherwise discontinue their relationship with, or support of, us. Some of our APs are small companies that have limited financial and other resources that could impair their ability to pay us. Our strategy may not be successful and our strategy may adversely impact sales through our APs. Selling through indirect channels may also hinder our ability to forecast sales accurately, evaluate customer satisfaction or recognize emerging customer requirements.

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

o       Sales of common stock by management, directors or other related parties

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

      Change In Company Control. Certain provisions of our Certificate of Incorporation, equity incentive plans, Bylaws, and Delaware law may discourage certain transactions involving a change in control of our company. Our classified Board of Directors and the ability of the Board of Directors to issue "blank check" preferred stock without further stockholder approval, may have the effect of delaying, deferring or preventing a change in our control and may also affect the market price of our stock. On July 12, 2001 our Board of Directors adopted a Shareholder Rights Plan under which all stockholders of record as of July 18, 2001 received one right for each share of common stock then owned by them to purchase, upon the occurrence of certain triggering events, one one-hundredth of a share of Series B Preferred Stock at a price of $30, subject to adjustment. The rights are exercisable only if a person or group acquires 15% or more of our common stock in a transaction not approved by our Board of Directors. These provisions and certain other provisions of our Amended and Restated Certificate of Incorporation and certain provisions of our Amended and Restated Bylaws and of Delaware law, could delay or make more difficult a merger, tender offer or proxy contest.

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of September 30, 2001 we had $6.7 million in short-term investments that are sensitive to market risks. Our investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. We do not own any derivative financial instruments. Due to the nature of our investment portfolio we are primarily subject to interest rate risk.

     Our investment portfolio includes fixed rate debt instruments that are primarily United States government and agency bonds of duration ranging from one to five years. The market value of these bonds is subject to interest rate risk, and could decline in value if interest rates increase. A hypothetical increase or decrease in market interest rates by 10% from September 30, 2001, would cause the fair market value of these short-term investments to change by an insignificant amount. Although the market value of these short-term investments would change due to the interest rate fluctuation, we have the ability to hold the investments to maturity, which would reduce overall market risk.

                           PART II - OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds.

     On July 12, 2001, our Board of Directors declared a dividend distribution of one Right for each outstanding share of our common stock to stockholders of record at the close of business on July 18, 2001, the "Record Date," and authorized the issuance of one Right with each share of common stock issued thereafter between the Record Date and the Distribution Date (as defined below). Each Right entitles the registered holder to purchase from the company one one-hundredth of a share, or a "Unit," of Series B Preferred Stock, par value $.001 per share, at a purchase price of $30 per Unit, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement between Optika and Fleet National Bank, as Rights Agent, dated as of July 18, 2001, as the same may be amended.

     Initially, the Rights will attach to all certificates representing shares of our outstanding common stock, and no separate Rights Certificates will be distributed. The Rights will separate from the common stock and the "Distribution Date" will occur upon the earlier of (i) ten business days following a public announcement (the date of such announcement being the "Stock Acquisition Date") that a person or group of affiliated or associated persons has obtained beneficial ownership of 15% or more of the then outstanding shares of our common stock (an "Acquiring Person"), and (ii) ten business days (or a later date determined by the Board of Directors prior to the time any person becomes an Acquiring Person) following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of the then outstanding shares of our common stock.

     The Rights are not exercisable until the Distribution Date and will expire at the close of business on July 18, 2011 unless earlier redeemed or exchanged by Optika. Under certain circumstances the exercisability of the Rights may be suspended. In no event, however, will the Rights be exercisable prior to the expiration of the period in which the Rights may be redeemed. If a person becomes an Acquiring Person, each holder of a Right (other than Rights beneficially owned by the Acquiring Person, which will thereupon become void) will thereafter have the right to receive, upon exercise, shares of common stock (or, in certain circumstances, cash, property or other securities of Optika) having a value equal to two times the exercise price of the Right. The exercise price is the purchase price multiplied by the number of Units issuable upon exercise of a Right.

     If, at any time following the date that any person becomes an Acquiring Person, (i) Optika is acquired in a merger or other business combination transaction and Optika is not the surviving corporation, (ii) any person merges with Optika and all or part of its common stock is converted or exchanged for securities, cash or property of the company or any other person or (iii) 50% or more of the our assets or earning power is sold or transferred, each holder of a Right (except Rights which have been voided) shall thereafter have the right to receive, upon exercise, common stock of the Acquiring Person having a value equal to two times the exercise price of the Right.

     The purchase price payable, and the number of Units issuable, upon exercise of the Rights are subject to adjustment to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Preferred Stock, (ii) if holders of the Preferred Stock are granted certain rights or warrants to subscribe for Preferred Stock or convertible securities at less than the current market price of the Preferred Stock, or (iii) upon the distribution to the holders of the Preferred Stock of evidences of indebtedness, cash or assets (excluding regular quarterly cash dividends) or of subscription rights or warrants (other than those referred to above).

     At any time until ten business days following the Stock Acquisition Date, a majority of the Board of Directors may redeem the Rights in whole, but not in part, at a price of $.001 per Right (subject to adjustment in certain events) (the "Redemption Price") payable, at the election of the majority of the Board of Directors, in cash or shares of our common stock. Immediately upon the action of a majority of the Board of Directors ordering the redemption of the Rights, the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

     Optika may at any time after there is an Acquiring Person, by action of a majority of the Board of Directors, exchange all or part of the then outstanding and exercisable Rights (other than Rights that shall have become void) for shares of common stock pursuant to a one-for-one exchange ratio, as adjusted. Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of Optika.

     The Units that may be acquired upon exercise of the Rights will be nonredeemable and subordinate to any other shares of preferred stock that may be issued by Optika. Each Unit will have a minimum preferential quarterly dividend of $.01 per Unit or any higher per share dividend declared on our common stock. In the event of liquidation, the holder of a Unit will receive a preferred liquidation payment equal to the greater of $.01 per Unit and the per share amount paid in respect of a share of common stock. Each Unit will have one vote, voting together with the common stock.

     In the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, each Unit will be entitled to receive the per share amount paid in respect of each share of common stock. The rights of holders of the Preferred Stock with respect to dividends, liquidation and voting, and in the event of mergers and consolidations, are protected by customary antidilution provisions. Because of the nature of the Preferred Stock's dividend, liquidation and voting rights, the economic value of one Unit that may be acquired upon the exercise of each Right should approximate the economic value of one share of common stock.

     A copy of the Rights Agreement and the Certificate of Designation classifying and designating the Series B Preferred Stock are attached as exhibits to, and are incorporated herein by reference from, Optika's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on July 18, 2001.

Item 6 - Exhibits and Reports on Form 8-K.

(a)     Exhibits:

 3.1 Certificate of Designation of the Series B Preferred Stock filed on July 18, 2001 (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on July 18, 2001, Commission File No. 000-28672).

 4.1 Rights Agreement, including Form of Right Certificate, as Exhibit A, and form of Summary of Rights, as Exhibit B (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on July 18, 2001, Commission File No. 000-28672).

(b)     Reports on Form 8-K

        The Company did not file any current reports on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               OPTIKA INC.
                                              (Registrant)


              11/6/2001                          /s/   Mark K. Ruport
             -----------                     ----------------------------------
               (Date)                                  Mark K. Ruport
                                             President, Chief Executive Officer
                                                   and Chairman of the Board


              11/6/2001                          /s/ Steven M. Johnson
             -----------                     ----------------------------------
               (Date)                                Steven M. Johnson
                                             Chief Financial Officer, Executive
                                                 Vice President, Secretary
                                                and Chief Accounting Officer