Form 10-K
period 2001-12-31
OPTIKA INC
filed 2002-03-21
CIK 1014920

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2001

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

                   Common Stock, par value $.001 per share
                                (Title of Class)

                   Series B Preferred Stock Purchase Rights
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 15, 2002 as reported on the Nasdaq National Market, was approximately $19,825,959. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 15, 2002, the registrant had outstanding 8,262,284 shares of Common Stock and 731,851 shares of Preferred Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 8, 2002 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                 OPTIKA INC.
                         2001 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                                                         PAGE
PART I
   Item 1. Business........................................................2
   Item 2. Properties.....................................................12
   Item 3. Legal Proceedings..............................................13
   Item 4. Submission of Matters to a Vote of Security Holders............13

PART II
   Item 5. Market for the Registrant's Common Equity and Related
            Stockholder Matters...........................................14
   Item 6. Selected Financial Data........................................15
   Item 7. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................16
   Item 7A.Quantitative and Qualitative Disclosures About Market Risk.....22
   Item 8. Financial Statements and Supplementary Data....................23
   Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure......................................23

PART III
   Item 10.Directors and Executive Officers of Registrant.................24
   Item 11.Executive Compensation.........................................24
   Item 12.Security Ownership of Certain Beneficial Owners and Management.24
   Item 13.Certain Relationships and Related Transactions.................24

PART IV
   Item 14.Exhibits, Financial Statement Schedules and Reports on
   Form 8-K...............................................................25
   Signatures.............................................................42

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

ITEM 1.  BUSINESS

Introduction

    Optika Inc. is a leading provider of imaging, workflow and collaboration software. Optika's Acorde family of enterprise content management (ECM) software solutions, including Acorde Context, Acorde Process and Acorde Resolve, allow companies to effectively and cost-efficiently manage paper-intensive or complex business processes and transactions. Acorde provides the ability to access and store multiple formats of business content, both digital and non-digital; automate processes across the organization and externally with partners and customers; and enable online collaboration around these paper-intensive or complex processes in real and near time. Built on a three-tier, scalable and extensible platform, Acorde delivers a variety of client desktops, including Windows and Web and easily integrates with enterprise resource planning (ERP), line-of-business (LOB) and other third-party applications. The Acorde product family allows organizations to improve processing efficiency, reduce operating costs and increase customer and trading partner service and satisfaction.

Industry Background

    Over the past few years, companies have felt increasing pressure to deliver process efficiency and service improvements. In division after division these companies have attempted to optimize core transaction processes to respond to competition, better service their customers and vendors and improve their operating margins. Our goal is to answer this marketplace need and make organizations more efficient by decreasing the cost of business transactions and their associated cycle-times and increasing the productivity of their workforces.

    Optika is able to achieve this goal by leveraging and integrating ERP and other critical LOB applications with context and process solutions, and extending them outside the organization with collaboration tools. By doing this, we help our customers leverage the strategic investments they have made in business systems, reduce their cost of operations, and provide security for their critical business documents. This not only has a large favorable impact on the financial aspects of our customers' business, but it also helps our customers increase vendor and customer satisfaction.

    We are able to achieve these benefits for organizations that have high volumes of transactions as well as those that have the need to manage and store data and documents in multiple formats in a variety of locations throughout their organizations.

    Business drivers are those factors that compel a customer to look for a solution such as Optika's Acorde to satisfy their business requirements. Business drivers are often described by chief financial officers, chief information officers and business managers as follows:

o Increase process and transaction efficiency. This need is defined in terms of lowered costs of doing business and generating higher levels of service. This especially applies to processes that have high transaction volumes along with content and supporting documents beyond the transaction itself.

o Reduce transaction cycle times. Time is money and the ability to process transactions in an expedited fashion is imperative. Due to the enormous costs involved, this is particularly important when dealing with transactions that are out of tolerance.

o Reduce operating expenses. Many organizations are facing limited or stagnant growth. When shareholder value cannot be enhanced by growing revenues, it becomes necessary to focus on improving business processes to drive down costs and improve profit margins.

o Accomplish the same amount of work with fewer people - or to accomplish more work with the same number of people. Obviously, this goal cannot be achieved without an improvement in business process management.

o Control the proliferation of paper. Some companies are virtually drowning in a sea of paper and need to evolve to electronic methods. This is not only a cost imperative, but a security imperative as well.

o Manage multiple sources of business data. It is not unusual to find companies where the transaction data needs to be supported by documents and data from several additional systems. The task of managing this data and the multiple systems that contain it can be daunting.

    Another important business driver is the increasing focus on integrating an organization's key business partners, such as vendors and customers, into the organizations traditional business processes. Although e-business was initially thought of as a revolutionary way to market, sell and purchase goods and services, the industry is now realizing the even greater potential of e-business in changing the way businesses manage their supply chain partners. Therefore, the transition to e-business will require solutions that manage the new e-business-based processes, as well as the on-going paper-intensive processes. A key component of this solution is the ability to manage the "out-of-tolerance" transactions that are currently handled through costly and ineffective traditional paper-intensive means. We believe that as businesses continue to automate their paper-intensive processes and as e-business assumes a central role in their business models, organizations will seek technology-based solutions that leverage the Internet to solve transaction problems in real-time and within their transaction processes.

Optika Acorde

    The Acorde product family is changing the way organizations process, fulfill and support business transactions through the following solutions:

Acorde Context

    Acorde Context enables companies to securely capture, store, retrieve and display transaction documents and information, regardless of source or type. Acorde Context can manage both paper and electronic documents, as well as electronic (COLD) reports and provide seamless integration to a company's LOB applications. Secure access to information from the LOB application is provided through the use of Acorde's LOB Link server component. A core piece of our ERP integrations, LOB Link provides graphical mapping capability that allows customers to seamlessly integrate Acorde and the LOB application - regardless of the vendor. The Web enables opportunities for companies to do business faster and at reduced costs. To efficiently conduct business transactions, both between internal departments and externally with trading partners, businesses need immediate access to all relevant transaction information, regardless of how it is executed.

Acorde Process

    Acorde Process provides sophisticated workflow functionality for automating processes and delivering business transaction information within organizations and over the Web to external users. Traditional business processes within applications such as accounts payables and receivables, human resources and claims processing, are often manual and costly, resulting in ineffective ways of processing transactions and managing supporting information and documents. The Internet is creating opportunities for companies to enhance the way they conduct business - across department, across the enterprise and with customers and suppliers. The Acorde product family leverages the openness and flexibility of the Web to enable companies to automate processes and efficiently deliver the right information to the right people at the right time.

Acorde Resolve

    Acorde Resolve allows businesses to build collaboration hubs, which deliver collaborative tools in a virtual office environment, for resolving and collaborating around transactions and their inherent discrepancies internally and with trading partners. Analyst reports show that approximately 11% of organizations' business transactions have problems or discrepancies, such as short shipments, quantity mismatches and substitutions. The resolution of these failures typically require time-intensive, manual processes involving research and approval on a number of levels within multiple organizations. In addition, the cost to process these problem transactions is nearly equal to the cost to process all transactions that complete successfully. Companies must create more efficient resolution of transaction issues to cut costs and improve relationships with key customers and vendors.

    Leveraging industry standards and providing a variety of client desktops, Acorde also enables companies to integrate with LOB and third party applications such as ERP systems. By utilizing Acorde Adaptors and the Acorde SDK, organizations can seamlessly integrate with their existing infrastructures and systems, enabling them to cost-effectively take advantage of and leverage the investments they have already made in their crucial business systems.

Sales and Marketing

Sales

    We employ a blended sales model, consisting of a worldwide indirect sales network of Advantage Partners, or APs, and a direct sales force that covers North American territories and territories in South America and Europe. We also use a Solution Services team of system architects and program managers to support our account executives and APs in enterprise system design, planning, implementation, and rollout. License revenues from APs accounted for 67% of our license revenues for the year ended December 31, 2001.

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

Direct Sales

    Our North American direct sales team focuses on developing relationships with large corporate end-users. The direct sales team is divided into regional territories that cover the United States. The direct sales force typically sells to a different customer base than our indirect sales force customer base. Included in our direct sales force is our solution services team that initiates contact directly with the end-user, but often works with our APs to provide installation and integration services at the end-user's site.

International Sales

    For the years ended December 31, 2000 and 2001, we generated approximately 15% and 12%, respectively, of our total revenues from international sales. We currently maintain offices in London to support our European APs and an office in Brazil to support our Latin American APs.

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

Customers

    As of February 28, 2002, we have sold to an established base of over 2,000 Optika customers through our blended sales model of APs and direct sales force. Our solutions are applicable and have been installed in a wide variety of industries to process, fulfill and support business transactions.

    No AP or end-user accounted for more than 10% of our total revenues for the year ended December 31, 2001.

Service and Support

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

Technical Support and Software Maintenance

    In conjunction with our APs, we offer end-users a software maintenance program. The maintenance program includes software updates provided by us to the end-user, and technical support provided by the AP. Telephone consultation services are provided by us to the AP to respond to end-user technical questions that the AP is unable to answer. Internet support services are also available that provide access to important technical support information, streamline the process of interacting with the support organization and provide access to the technical support knowledge base. An AP typically charges the end-user a fee for maintenance and support of the entire system, including software and hardware. In turn we charge the AP a fee of between 8% and 14% on an annual basis of the then-current list prices of the licensed software.

Warranty

    We generally include a 90-day limited warranty with the software license. During the warranty period, the end-user is entitled to corrections for documented program errors.

Research and Development

    We have committed, and expect to continue to commit, substantial resources to research and development. Our research and development organization is based on the product team concept. Each product team has an engineering team leader, a product manager, development engineers and quality assurance engineers. The team is entirely responsible for the design, implementation and quality of our products. Product development efforts are directed at increasing product functionality, improving product performance, and expanding the capabilities of the products to integrate with third-party software and hardware. In particular, we devote substantial development resources to develop additional functionality for our products, and the capability to support additional platforms, databases, graphical user interfaces, toolsets and emerging technologies.

    As of February 28, 2002, our research and development organization consisted of 37 full-time employees in Colorado Springs, Colorado. During 2001, research and development expenses were $5.6 million. As of December 31, 2001, we had expensed all of our internal software development costs as incurred.

Competition

    The market for Optika's Acorde product is intensely competitive and can be significantly affected by new product introductions and other market activities of industry participants. We believe that the principal competitive factors affecting our market include product features such as adaptability, scalability, ability to integrate with third-party products, functionality, ease of use, product reputation, quality, performance, price, customer service and support, effectiveness of sales and marketing efforts, and company reputation. Although we believe that we currently compete favorably with respect to such factors, we may not be able to maintain our competitive position against current and potential competitors. Our principal direct competitors for our Acorde products include FileNet Corporation, IBM Corporation, and OTG Software Inc. We also compete with industry-specific application vendors. Numerous other software vendors also compete in each product area. Potential competitors include, without limitation, providers of document management software products, providers of document archiving products, and Relational Database Management System, or RDBMS, vendors. In addition, we may face competition from other established and emerging companies in new market segments, such as e-business, resulting from the introduction of Optika Acorde Resolve product.

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

Employees

    At February 28, 2002, we had 122 full-time employees in 25 cities. Of these employees, 37 were involved in research and development, 49 in sales and marketing, 24 in technical support and training, and 12 in administration and finance. No employees are covered by any collective bargaining agreements. We believe that our relationship with our employees is good.

Executive Officers

    Optika's executive officers and key employees, and their ages as of February 28, 2002 are:

      Name                        Age                    Position
      Mark K. Ruport               49       President, Chief Executive Officer
                                             and Chairman of the Board of
                                            Directors
      Steven M. Johnson            40       Executive Vice President-Chief
                                             Financial Officer and Secretary
      Thomas M. Rafferty           56       Vice President-Research and
                                            Development,
                                             Engineering and Customer Support
      Christopher J. Ryan          47       Vice President-Marketing
      James A. Franklin            45       Vice President-North American
                                             Direct Sales West
      Kurt G. Michel               39       Vice President-North American
                                             Direct Sales East
      Michael J. Rodsater          57       Vice President-North American
                                             Indirect Sales

    Mark K. Ruport has served as our President and Chief Executive Officer and a Director since February 1995. He has served as Chairman of the Board of Directors since May 1996. From June 1990 to July 1994, Mr. Ruport served as President and Chief Operating Officer, and later Chief Executive Officer, of Interleaf, Inc., a publicly held software and services company that develops and markets document management, distribution and related software. From 1989 to 1990, Mr. Ruport was Senior Vice President of Worldwide Sales of Informix Software, where he was responsible for direct and indirect sales and original equipment manufacturers. From 1985 to 1989, Mr. Ruport served as Vice President North American Operations for Cullinet Software.

    Steven M. Johnson has served as our Executive Vice President-Chief Financial Officer since February 2001, and as our Secretary since May 1996. He also served as our Vice President-Finance and Administration and Chief Financial Officer from September 1992 to February 2001, as our interim Chief Executive Officer from October 1994 to February 1995 and as our interim Vice President of North American Channel Sales from July 1998 through December 1998. Prior to joining us, from February 1988 to September 1992, Mr. Johnson was Vice President-Finance and Chief Financial Officer, of Insurance Auto Auctions, Inc., a publicly held company.

    Thomas M. Rafferty has served as our Vice President-Research and Development, Engineering and Customer Support since February 2001. He also served as our Vice President-Research and Development from March 1999 through February 2001. Prior to joining us, Mr. Rafferty was Vice President of Engineering at Regenisys Corporation, a Phoenix software company specializing in rules-finding products from August 1997 to March 1999. From August 1994 to July 1997, Mr. Rafferty was Vice President of Engineering for Data Research Associates, a leading vendor of library automation software. From October 1991 to July 1994, Mr. Rafferty was a founder of Integrated Technologies, Inc., a software company that built a framework development architecture based on object-oriented technology providing for rapid integration of new technologies and applications.

    Christopher J. Ryan has served as our Vice President-Marketing since July 2001. Prior to joining us, Mr. Ryan was Vice President of Worldwide Product Marketing for FrontRange, Inc., an international supplier of CRM solutions from October 2000 to June 2001. From August 1998 to September 2000, he served as Co-founder and Chief Marketing Officer of deuxo, Inc. (formerly Saligent Software, Inc.), a supplier of lead management and marketing automation software. From October 1997 to August 1998, Mr. Ryan was Director of Industry and Integrated Marketing for PeopleSoft, Inc., a supplier of human resource management and enterprise resource planning solutions. From May 1993 to October 1997, he served as Director of Field Marketing and Director of Product Marketing for Sybase, Inc., a $1 billion supplier of database and middleware solutions. From February 1988 to October 1993, Mr. Ryan served as President of IdeaWorks Marketing, a direct marketing services firm he co-founded.

    James A. Franklin has served as Vice President-North American Direct Sales West since February 2001. He also served as our Western Regional Vice President of Sales from January 1999 to February of 2001. Prior to joining us, Mr. Franklin was the Western Region District Manager for GIGA Information Group, Inc., a publicly held information technology analyst firm from 1996 to 1998. From 1994 to 1996, Mr. Franklin was the Director of Business Development for Geo/SQL Corporation, a leading vendor of enterprise geographic information systems, in Denver, Colorado. Mr. Franklin was responsible for direct and OEM sales. From 1988 to 1994, Mr. Franklin held senior sales and executive management positions for multiple information technology consulting and software firms.

    Kurt G. Michel has served as our Vice President-North American Direct Sales East since May of 2001. He also served as our Mid-Atlantic Regional Sales Manager from July 1997 to May 2000. Prior to joining us from June 2000 to May 2001, Mr. Michel was Southeast Regional Manager at Attunity, a supplier of data connectivity and process automation software. From 1995 to 1997, Mr. Michel was the Director of Reseller Sales for ZyLab, Inc., a leading provider of full-text search and retrieval solutions. From 1994 to 1995 Mr. Michel was the Manager for VAR/OEM Development for Intrafed Imaging Technologies, a leading provider of document capture and processing sub-systems. From 1990 to 1994 Mr. Michel held sales positions in the document management field.

    Michael J. Rodsater has served as our Vice President-North American Indirect Sales since October 1999. Prior to joining us, Mr. Rodsater was Director of Sales for EIS International, a leading provider of call center software, from October 1997 to September 1999. From September 1995 to June 1997, Mr. Rodsater was Director of Indirect Sales for Houston Cellular, a wireless communications company. From March 1994 to September 1995, Mr. Rodsater was Director of Retail Development for United States Cellular Corporation, a wireless communications company. From March 1993 to March 1994, Mr. Rodsater was Director of Sales and Marketing for Onyx Graphics Corporation, an imaging software and printing solutions company.

Business Risks

    In evaluating our business, you should carefully consider the business risks discussed in this section.

    Operating Result Fluctuations. Our sales and other operating results have varied significantly in the past and may vary significantly in the future as a result of potential factors such as:

o The size and timing of significant orders and their fulfillment
o Rate of rollout, demand and customer adoption of our product offerings
o Ability of third party products embedded or to be embedded in our products and our ability to negotiate license agreements with such third parties on favorable terms
o Changes in pricing policies by us or our competitors
o The number, timing and significance of product enhancements and new product announcements by us and our competitors
o Changes in the level of our operating expenses
o Warranty and customer support expenses
o Changes in our end-users' financial condition and budgetary processes
o Changes in our sales, marketing and distribution channels
o Product life cycles
o Software bugs and other product quality problems
o The cancellation of licenses during the warranty period or nonrenewal of maintenance agreements
o Customization and integration problems with the end-user's legacy system
o Changes in our business strategy o Changes in accounting pronouncements
o The level of international expansion and foreign currency exchange rate
o Seasonal trends

    A significant portion of our revenues have been, and we believe will continue to be, derived from a limited number of orders, and the timing of such orders and their fulfillment have caused, and are expected to continue to cause, material fluctuations in our operating results. Revenues are also difficult to forecast because the markets for our products are rapidly evolving, and our sales cycle and the sales cycle of our APs is lengthy and varies substantially from end-user to end-user. To achieve our quarterly revenue objectives, we depend upon obtaining orders in any given quarter for shipment in that quarter. Product orders are typically shipped shortly after receipt. Consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's revenues. Furthermore, we have often recognized most of our revenues in the last month, or even in the last weeks or days, of a quarter. Accordingly, a delay in shipment near the end of a particular quarter may cause revenues in a particular quarter to fall significantly below our expectations and may materially adversely affect our operating results for such quarter. Conversely, to the extent that significant revenues occur earlier than expected, operating results for subsequent quarters may fail to keep pace with results of previous quarters or even decline. We also have recorded generally lower sales in the first quarter than in the immediately preceding fourth quarter, as a result of, among other factors, end-users' purchasing and budgeting practices and our sales commission practices. To the extent that future international operations constitute a higher percentage of total revenues, we anticipate that we may also experience relatively weaker demand in the third quarter as a result of reduced sales in Europe during the summer months. Significant portions of our expenses are relatively fixed in the short term. Accordingly, if revenue levels fall below expectations, operating results are likely to be disproportionately and adversely affected. As a result of these and other factors, we believe that our quarterly operating results will vary in the future, and that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Furthermore, due to all of the foregoing factors, it is likely that in some future quarter our operating results will be below the expectations of public market analysts and investors. In such event, the price of our common stock would likely decline and such decline could be significant.

    Product Offerings. The Optika Acorde family of products account for substantially all of our current license revenue. Our future financial performance will depend in general on the acceptance of our product offerings, and in particular on the successful development, introduction and customer acceptance of new and enhanced versions of our products.

    Capital Requirements. We believe that our existing cash balances and liquid resources will be sufficient to fund our operating activities, capital expenditures and other obligations through at least the next twelve months. Recently capital market conditions have materially and adversely affected the ability of many technology companies to raise additional capital in both private and public markets. If market conditions do not improve and we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we may be required to reduce our planned expenditures and scale back the scope of our business plan, either of which could have a material adverse effect on our business.

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

    Sales and Distribution Channels. Our future results of operations will depend on the success of our marketing and distribution strategy, which relies, to a significant degree, upon APs to sell and install our software, and provide post-sales support. These relationships are usually established through formal agreements that generally do not grant exclusivity, do not prevent the distributor from carrying competing product lines and do not require the distributor to purchase any minimum dollar amount of our software. Some APs may not continue to represent Optika or sell our products. Other APs, some of which have significantly greater financial, marketing and other resources than us, may develop or market software products that compete with our products or may otherwise discontinue their relationship with, or support of, us. Some of our APs are small companies that have limited financial and other resources that could impair their ability to pay us. Selling through indirect channels may hinder our ability to forecast sales accurately, evaluate customer satisfaction or recognize emerging customer requirements. Our future results of operations also depend on the success of our efforts to build a direct sales force. We have only limited experience in selling our products directly.

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

    Sales Cycle. The license of our software products is typically an executive-level decision by prospective end-users, and generally requires our APs and us to engage in a lengthy and complex sales cycle (typically between six and twelve months from the initial contact date). In addition, the implementation by customers of our products may involve a significant commitment of resources by such customers over an extended period of time. For these and other reasons, the sales and customer implementation cycles are subject to a number of significant delays over which we have little or no control. Our future performance also depends upon the capital expenditure budgets of our customers and the demand by such customers for our products. Certain industries to which we sell our products, such as the financial services industry, are highly cyclical. Our operations may in the future be subject to substantial period-to-period fluctuations as a consequence of such industry patterns, domestic and foreign economic and other conditions, and other factors affecting capital spending. Such factors may have a material adverse effect on our business and results of operations.

    Competition. The market for our product offerings is intensely competitive and can be significantly affected by new product introductions and other market activities of industry participants. We anticipate that the collaborative commerce market will also be highly competitive and subject to competitive forces that do not currently exist. Our competitors offer a variety of products and services to address the document management market and the emerging market for e-business solutions. Because our products are designed to operate in non-proprietary computing environments and because of low barriers to entry in the marketplace, we expect additional competition from established and emerging companies, as the market for our products continues to evolve. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties, to increase the ability of their products to address the needs of our prospective customers. In addition, several competitors have recently made, or attempted to make, acquisitions to enter the market or increase their market presence. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on our business and results of operations.

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

    International Operations. Sales outside the United States accounted for approximately 12%, 15% and 17% of our revenues in 2001, 2000 and 1999, respectively. We have only limited experience in developing localized versions of our products and cannot assure you that we will be able to successfully localize, market, sell and deliver our products internationally. Our inability to successfully expand our international operations in a timely manner, or at all, could materially and adversely affect our business and results of operations. Our international revenues may be denominated in foreign currencies or the U.S. dollar. We do not currently engage in foreign currency hedging transactions; as a result, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies, could make our software less price-competitive, and could have an adverse effect upon our business, results of operations, and financial condition.

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

    Change In Company Control. Certain provisions of our certificate of incorporation, equity incentive plans, bylaws, and Delaware law may discourage certain transactions involving a change in control of our company. Our classified Board of Directors and the ability of the Board of Directors to issue "blank check" preferred stock without further stockholder approval, may have the effect of delaying, deferring or preventing a change in our control and may also affect the market price of our stock. We also have a stockholders rights plan under which all stockholders of record as of July 18, 2001 received one right for each share of common stock then owned by them to purchase, upon the occurrence of certain triggering events, one one-hundredth of a share of Series B Preferred Stock at a price of $30, subject to adjustment. The rights are exercisable only if a person or group acquires 15% or more of our common stock in a transaction not approved by our Board of Directors. These provisions and certain other provisions of our Amended and Restated Certificate of Incorporation and certain provisions of our Amended and Restated Bylaws and of Delaware law, could delay or make more difficult a merger, tender offer or proxy contest.

ITEM 2.     PROPERTIES

    Our principal administrative, sales and marketing, research and development and support facilities consist of approximately 39,000 square feet of office space in Colorado Springs, Colorado. We occupy these premises under a lease expiring March 2007. In support of our field sales and support organization, we also lease several facilities in the United States, an office in the United Kingdom and Brazil.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    Our Common Stock is traded on the Nasdaq National Market under the symbol "OPTK." The following table sets forth the high and low closing sale prices per share of the Common Stock for the periods indicated, as reported on the Nasdaq National Market.

Quarter Ended                                            HIGH       LOW
December 31, 2001...............................       $  1.29    $   .69
September 30, 2001..............................       $  1.30    $   .72
June 30, 2001...................................       $  1.45    $   .93
March 31, 2001..................................       $  2.09    $   .75
December 31, 2000...............................       $  3.06    $   .72
September 30, 2000..............................       $  6.06    $  3.50
June 30, 2000...................................       $ 22.38    $  5.06
March 31, 2000..................................       $ 43.13    $ 13.69

    As of March 15, 2002 we estimate there were approximately 122 holders of record of our Common Stock. This does not include the number of persons whose stock is in nominee or "street" name accounts through brokers.

    We have never declared or paid any cash dividends on our capital stock since our inception, and do not expect to pay cash dividends on our Common Stock in the foreseeable future. Our bank line of credit currently prohibits the payment of cash dividends without the consent of the bank.

ITEM 6.     SELECTED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Report. The consolidated statement of operations data for each of the three years in the period ended December 31, 2001 and the consolidated balance sheet data at December 31, 2001 and 2000, are derived from the audited consolidated financial statements included in this Report. The consolidated statement of operations data for the two years ended December 31, 1998 and 1997, and the consolidated balance sheet data at December 31, 1999, 1998 and 1997, are derived from audited consolidated financial statements not included in this Report.

                                              Year Ended December 31,
                                     ------------------------------------------
                                       2001     2000     1999    1998    1997
                                      -----------------------------------------
Consolidated Statement of Operations:
(in thousands, except per share amounts)

Revenues:
  Licenses........................ $  6,306 $  5,241 $ 11,457 $ 11,128 $ 15,912
  Maintenance and other...........    9,975   10,589   10,308    7,419    5,751
                                   -------- -------- -------- -------- --------
    Total revenues................   16,281   15,830   21,765   18,547   21,663
                                   -------- -------- -------- -------- --------
Cost of revenues:
  Licenses........................      873      562      821      434      737
  Maintenance and other...........    3,290    4,685    3,947    3,274    2,845
                                   -------- -------- -------- -------- --------
    Total cost of revenues........    4,163    5,247    4,768    3,708    3,582
                                   -------- -------- -------- -------- --------
Gross profit......................   12,118   10,583   16,997   14,839   18,081
                                   -------- -------- -------- -------- --------
Operating expenses:
  Sales and marketing.............    8,198   13,672   10,963   12,972   10,666
  Research and development........    5,591    8,434    5,635    5,332    4,978
  General and administrative......    1,792    2,392    1,997    2,714    1,829
  Restructuring and other charges     1,071       --       --      425      885
                                   -------- -------- -------- -------- --------
    Total operating expenses......   16,652   24,498   18,595   21,443   18,358
                                   -------- -------- -------- -------- --------
Loss from operations..............   (4,534) (13,915)  (1,598)  (6,604)    (277)
Other income, net.................      368      852      300      218      442
                                   -------- -------- -------- -------- --------
Income (loss) before income tax
expense (benefit).................   (4,166) (13,063)  (1,298)  (6,386)     165
Income tax expense (benefit)......        8    2,978     (454)  (1,276)      --
                                   -------- -------- -------- -------- --------
Net income (loss).................   (4,174) (16,041)    (844)  (5,110)     165
Preferred stock dividend..........     (447)  (1,037)      --       --       --
Accretion  of  preferred stock and
 beneficial conversion feature....     (250)  (5,027)      --       --       --
Increase to income available to
 common stockholders from the
 conversion of preferred stock....    6,196       --       --       --       --
                                    ------- -------- -------- -------- --------
Net income (loss) applicable to
common stockholders...............  $ 1,325 $(22,105)$   (844)$ (5,110)$    165
                                    ======= ======== ======== ======== ========

Basic net income (loss) per common
 share ...........................  $  0.16 $  (2.78)$  (0.12)$  (0.73)$   0.02
Basic weighted average number of
 common shares outstanding........    8,184    7,948    7,192    6,989    6,782
Diluted net income (loss) per
 common share ....................  $ (0.46)$  (2.78)$  (0.12)$  (0.73)$   0.02
Diluted weighted average number of
 common shares outstanding........    8,984    7,948    7,192    6,989    7,661

                                                     December 31,
                                     ------------------------------------------
                                      2001     2000    1999    1998     1997
                                     --------------------------------- --------
Consolidated Balance Sheet Data:                   (in thousands)
Cash, cash equivalents and
 short-term investments...........  $  7,696 $ 11,704 $ 7,182 $  7,811 $  8,600
Working capital...................     5,762    8,512   5,737    6,176   12,747
Total assets......................    13,901   18,524  18,097   18,537   21,886
Redeemable convertible preferred
 stock............................        --   10,849      --       --       --
Total stockholders' equity .......     7,395      769  11,356   11,820   16,492

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

Overview

    Optika Inc. is a leading provider of imaging, workflow and collaboration software. Optika's Acorde family of enterprise content management (ECM) software solutions, including Acorde Context, Acorde Process and Acorde Resolve, allow companies to effectively and cost-efficiently manage paper-intensive or complex business processes and transactions. Acorde provides the ability to access and store multiple formats of business content, both digital and non-digital; automate processes across the organization and externally with partners and customers; and enable online collaboration around these paper-intensive or complex processes in real and near time. Built on a three-tier, scalable and extensible platform, Acorde delivers a variety of client desktops, including Windows and Web and easily integrates with enterprise resource planning (ERP), line-of-business (LOB) and other third-party applications. The Acorde product family allows organizations to improve processing efficiency, reduce operating costs and increase customer and trading partner service and satisfaction.

    The license of our software products is typically an executive-level decision by prospective end-users and generally requires our sales staff and our APs to engage in a lengthy and complex sales cycle (typically between six and twelve months from the initial contact date). We distribute our products through a direct sales force and a network of APs. For 2001, approximately 67% of our license revenues were derived from our APs and the remaining license fees were derived from direct sales. However, no individual customer accounted for more than 10% of our total revenues. For the years ended December 31, 2001, 2000 and 1999, we generated approximately 12%, 15% and 17%, respectively, of our total revenues from international sales. Our revenues consist primarily of license revenues, which are comprised of one-time fees for the license of our products, service revenues, and maintenance revenues, which are comprised of fees for upgrades and technical support. Our APs, which are responsible for the installation and integration of the software for their customers, enter into sales agreements with the end-user, and license software directly from us. We license software directly to the end-user through software license agreements. Annual maintenance agreements are also entered into between the APs and the end-user, and the APs then purchase maintenance services directly from us. For 2001 and 2000, approximately 39% and 33%, respectively, of our total revenues were derived from software licenses and approximately 44% and 47%, respectively, of our total revenues were derived from maintenance agreements. For 2001 and 2000, other revenues, which are comprised of training, consulting and implementation services, and third-party hardware and software products, accounted for 17% and 20%, respectively, of our total revenues.

Critical Accounting Policies

    Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.

    On an on-going basis, we evaluate our estimates and judgments, including those related to income taxes, bad debts, restructuring charges, contingencies and litigation. We base our estimates and judgments on historical experience, forecasts and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

    We earn our revenue primarily from licenses and fees. Our revenue is recognized in accordance with Statement of Position 97-2 (SOP 97-2), as amended by Statement of Position 98-9. For sales made either through our APs or by us, we generally recognize license revenue upon shipment when a non-cancelable license agreement has been signed or a purchase order has been received, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The license fees are not assumed to be fixed or determinable if the fees are due more than 12 months after delivery or are based on achievement of a milestone. Where applicable, fees from multiple element arrangements are unbundled and recorded as revenue as the elements are delivered to the extent that vendor specific objective evidence, or VSOE, of fair value exists for the various elements. We establish VSOE of fair value on maintenance and professional services elements based on prices charged when the same elements are sold in separate transactions. We have not established VSOE on license elements. Revenue on undelivered and delivered elements is recorded using the residual method in accordance with SOP 97-2, as amended.

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

Accounting for Income Taxes

    We record a valuation allowance to reduce our deferred tax assets to the amount that we believe it is more likely than not to be realized in the foreseeable future. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we determine that we would not be able to realize all or part of our net deferred tax assets in the foreseeable future, an adjustment to the deferred tax asset is charged to income in the period such determination is made. Likewise, should we determine that we would be able to realize our deferred tax assets in the foreseeable future in excess of our net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

Accounting for Preferred Stock

    In 2000 we completed the sale of 731,851 shares of Series A Convertible Preferred Stock (the "Preferred Stock"), and Warrants (the "Warrants") to purchase an aggregate of 307,298 shares of our common stock to an investor group consisting principally of Thomas Weisel Capital Partners and affiliated entities ("TWCP") for an aggregate purchase price of $15 million. The Preferred Stock could have been redeemed if, after one year, our common stock traded above a specified price level for a period of time. Until then, it accrued a cumulative dividend of eight percent (8%) per annum. The Preferred Stock was subject to mandatory redemption provisions on the eighth anniversary of the issuance for cash equal to the stated liquidation preference plus accumulated unpaid dividends. The Preferred Stock was convertible to common stock at the holder's option based upon the conversion formula as defined in the Preferred Stock Certificate of Designation. We also assumed an obligation to register the shares of its common stock underlying the Preferred Stock and the Warrants.

    The $15 million in gross proceeds received was allocated between the Preferred Stock, the beneficial conversion feature, and the warrants based on the respective fair values of each instrument, or approximately $5.5 million for the Preferred Stock, approximately $4.4 million for the beneficial conversion feature, and approximately $5.1 million for the warrants. The initial carrying amount of the Preferred Stock was increased by periodic accretions so that the carrying amount would have been equal to the redemption amount ($15 million) at the redemption date in 2008. The periodic increases in carrying amount were effected by charges against additional paid in capital. The value of the beneficial conversion feature was determined by calculating the fair market value of the underlying common stock less the intrinsic value of the Preferred Stock based on the allocation of proceeds. As the Preferred Stock was convertible into common stock at any time, the beneficial conversion amount was accreted in its entirety at the date of issuance of the Preferred Stock.

    In connection with the above Preferred Stock transaction, warrants were issued to purchase 307,298 shares of our common stock at an exercise price of $22.448 per share. The warrants were to expire in 2008 and as of May 7, 2001 no warrants were exercised. The fair value of the warrants was determined to be $5,122,658 at the date of issuance and was separately recorded as warrants for the purchase of the Company's common stock and as a reduction to the Series A Convertible Preferred Stock. The fair value of the warrants was estimated on the date of issuance using the Black-Scholes option-pricing model with the following assumptions; expected volatility of 97%; risk-free interest rate of 5.25%; and contractual life of 8 years.

    On May 7, 2001, Thomas Weisel Capital Partners L.P., a Delaware limited partnership, certain of its affiliates and RKB Capital, L.P. (the "Purchasers") and us entered into an Exchange Agreement, pursuant to which we have issued Series A-1 Convertible Preferred Stock (the "Series A-1 Preferred"), having the terms and provisions set forth in the Certificate of Designation designating the Series A-1 Convertible Preferred Stock, on a one-for-one basis, in return for the exchange, surrender and cancellation of the Series A Redeemable Convertible Preferred Stock (the "Series A Preferred"). The Series A-1 Preferred issued in exchange for the Series A Preferred is substantially identical to the Series A Preferred with the exception of certain changes made to the redemption, dividend, protective and liquidation provisions thereof. In connection with this transaction, we also purchased the warrants associated with the Series A Preferred for an aggregate of $0.01. The Series A-1 Preferred is convertible to common stock at the holders' option based upon the conversion formula as defined in the Certificate of Designation.

    The Series A-1 Preferred was recorded in stockholders' equity at its fair value. The difference between the carrying value of the Series A Preferred at the time of the exchange and the fair value of the Series A-1 Preferred of $5.35 million (as determined by an independent valuation) was recorded as an increase in additional paid-in capital and as a one-time adjustment to net income (loss) applicable to common stockholders. As a result of the Exchange Agreement, future periods will not have adjustments to income for accumulating dividends or allocations of the discounts associated with the Series A Preferred Stock.

Accounting for Restructuring Activities

    During February 2001, we reduced our workforce by approximately 25%. This reduction in force resulted in approximately $1.1 million of restructuring charges to earnings in the first quarter of 2001; primarily to cover severance and severance related costs. We realized both expense savings and reduced cash outflows during fiscal year 2001 from the reduction in salary costs, office space and related overhead expenses as a result of the restructuring plan.

Results of Operations

Comparison of Years Ended December 31, 2000 to December 31, 2001

Revenues

    Total revenues increased 3% from $15.8 million for the year ended December 31, 2000 to $16.3 million for the year ended December 31, 2001.

    Licenses. License revenues increased 20% from $5.2 million for the year ended December 31, 2000 to $6.3 million for the year ended December 31, 2001, representing approximately 33% and 39%, respectively, of total revenues in both periods. The increase in license revenue is attributable to an overall increased demand for our products. License revenues generated outside of the United States decreased from approximately 22% of license revenues for the year ended December 31, 2000 to approximately 13% of license revenues for the year ended December 31, 2001. This decrease is attributable to increased United States license revenue in 2001.

    Maintenance and Other. Maintenance revenues, exclusive of other revenues, decreased 4%, from approximately $7.5 million during the year ended December 31, 2000, to $7.2 million for the year ended December 31, 2001, representing approximately 47% of total revenues for the year ended December 31, 2000 and 44% of total revenues for the year ended December 31, 2001. This absolute dollar decrease was primarily a result of the discontinued maintenance contracts from FilePower (predecessor product to Acorde) customers that elected to discontinue maintenance. This decrease was partially offset by maintenance contracts from new accounts. Other revenue, consisting primarily of consulting services and training, represented 20% and 17% of total revenue for the years ended December 31, 2000 and 2001, respectively. The decrease in other revenues as a percentage of total revenues was primarily due to other revenues remaining stable while total license revenues increased in fiscal year 2001.

Cost of Revenues

    Licenses. Cost of licenses consists primarily of royalty payments to third-party software vendors and costs of product media, duplication, packaging and fulfillment. Cost of licenses increased from $562,000, or 11% of license revenues, for the year ended December 31, 2000, to $873,000, or 14% of license revenues, for the year ended December 31, 2001, primarily as a result of the increased license revenue during the period and the increase of third party royalty payments during the year ended December 31, 2001.

    Maintenance and Other. Cost of maintenance and other consists of the direct and indirect costs of providing software maintenance and support, training and consulting services, to our APs and end-users. Cost of maintenance and other decreased from $4.7 million, or 44% of maintenance and other revenues, for the year ended December 31, 2000, to $3.3 million, or 33% of maintenance and other revenues, for the year ended December 31, 2001. The decrease as a percentage of maintenance and other revenues is primarily a result of the decrease in allocated overhead expenditures and the reduction of our Solution Services group resulting from the reorganization performed in the first quarter of 2001.

Operating Expenses

    Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising, and promotional expenses. Sales and marketing expenses decreased from $13.7 million, or 86% of total revenues, for the year ended December 31, 2000, to $8.2 million, or 50% of total revenues, for the year ended December 31, 2001. This decrease in sales and marketing is primarily attributable to the decrease in our direct sales and marketing organizations in early 2001. We currently anticipate that sales and marketing expenses are likely to increase in absolute dollars in the foreseeable future.

    Research and Development. Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, and the cost of facilities and equipment. Research and development expenses decreased in absolute dollars from $8.4 million, or 53% of total revenues, for the year ended December 31, 2000, to $5.6 million, or 34% of total revenues, for the year ended December 31, 2001. The decrease in research and development expenses in 2001 was due to a reduction in headcount, contractors and related expenses. We currently anticipate that our research and development costs are likely to slightly increase in absolute dollars in the foreseeable future.

    General and Administrative. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel, and outside professional fees. General and administrative expenses decreased from $2.4 million, or 15% of total revenues, for the year ended December 31, 2000, to $1.8 million, or 11% of total revenues, for the year ended December 31, 2001. The decrease was primarily due to decreased depreciation and lease costs supporting the decreased headcount in 2001. General and administrative expenses are likely to slightly increase in the foreseeable future.

    Other income, net. Other income, net consists primarily of interest due to our investing activities offset by interest expense. We recognized other income, net of $852,000 during the year ended December 31, 2000, compared to other income, net of $368,000 during the year ended December 31, 2001. The decrease is due to generally lower invested balances and lower interest rates.

    Income Tax Expense. In 2001, we recorded a full valuation allowance against our carryforward tax benefits that were generated in 2001, to the extent that we believe it is more likely than not that all of such benefits will not be realized in the near term. Our assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular we considered both our historical results and our projections of profitability for only reasonably foreseeable future periods.


Comparison of Years Ended December 31, 1999 to December 31, 2000

Revenues

    Total revenues decreased 27% from $21.8 million for the year ended December 31, 1999 to $15.8 million for the year ended December 31, 2000.

    Licenses. License revenues decreased 54% from $11.5 million for the year ended December 31, 1999 to $5.2 million for the year ended December 31, 2000, representing approximately 53% and 33%, respectively, of total revenues in both periods. The decrease in license revenue was attributable to a shift in focus from our core technologies to the addition of collaborative tools that caused us to lose momentum in our traditional core product markets of Acorde Context and Acorde Process. During the end of 2000 and into 2001 we recognized the loss of momentum and increased our focus on our customers and APs in delivering a clearer product message that focused on the strengths of our legacy applications complimented by our collaborative product offering. License revenues generated outside of the United States increased from approximately 19% of license revenues for the year ended December 31, 1999 to approximately 22% of license revenues for the year ended December 31, 2000. This increase was attributable to decreased United States license revenue in 2000.

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

Cost of Revenues

    Licenses. Cost of licenses consists primarily of royalty payments to third-party software vendors and costs of product media, duplication, packaging and fulfillment. Cost of licenses decreased from $821,000, or 7% of license revenues, for the year ended December 31, 1999, to $562,000, or 11% of license revenues, for the year ended December 31, 2000, primarily as a result of the decreased license revenue during the period.

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

Operating Expenses

    Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising, and promotional expenses. Sales and marketing expenses increased from $11.0 million, or 50% of total revenues, for the year ended December 31, 1999, to $13.7 million, or 86% of total revenues, for the year ended December 31, 2000. This increase in sales and marketing was primarily attributable to the increase in our direct sales organization throughout fiscal year 2000.

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

    Income Tax Expense. In 2000, we recorded a full valuation allowance against our carryforward tax benefits to the extent that we believe it is more likely than not that all of such benefits will not be realized in the near term. Our assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular we considered both our historical results and our projections of profitability for only reasonably foreseeable future periods.

Liquidity and Capital Resources

    Cash and cash equivalents, including short-term investments, at December 31, 2001 was $7.7 million, decreasing by approximately $4.0 million from December 31, 2000. This decrease is due to our net loss.

    For the year ended December 31, 2000, net cash used in operating activities was $10.5 million compared to net cash used in operating activities of $3.9 million for the year ended December 31, 2001. Cash used in operating activities for the year ended December 31, 2001 is primarily due to the net loss.

    Cash used in investing activities was $6.8 million for the year ended December 31, 2000 compared to cash provided of $3.5 million for the year ended December 31, 2001. Cash flows from investing activities are primarily due to the purchase or sale of marketable securities offset by capital expenditures.

    Cash provided by financing activities was $16.2 million for the year ended December 31, 2000. Cash used by financing activities was $24,000 for the year ended December 31, 2001. Cash provided by financing activities for the year ended December 31, 2000 resulted primarily from proceeds from the private placement of preferred stock and warrants for approximately $14.7 million of proceeds, net of issuance costs.

    At December 31, 2001, our principal sources of liquidity included cash and short-term investments of $7.7 million. In addition, we have a secured credit facility for up to $3.0 million, bearing interest at the bank's prime rate. As of December 31, 2001, we had $2.8 million available for borrowing and no debt outstanding.

    We believe that our current cash and short-term investments, together with anticipated cash flows from our operations and the availability of our bank credit facility, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Recent Accounting Pronouncements

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations", which is effective immediately. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of this standard will not impact our consolidated financial statements.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead is tested for impairment at least annually. The adoption of this standard will not impact our consolidated financial position, results of operations, or cash flows.

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The adoption of this standard will not impact our consolidated financial position, results of operations, or cash flows.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and replaces the accounting and reporting provisions for segments of a business to be disposed of Accounting Principles Board ("APB") Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not expected to be recoverable from its undiscounted cash flows. SFAS No. 144 requires that long-lived assets to be disposed of, other than by sales, be considered held and used until actually disposed of and requires that depreciable lives be revised in accordance with APB Opinion No. 20, "Accounting Changes." SFAS No. 144 also requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less selling costs, but retains the requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that has either been disposed of or is classified as held for sale. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The adoption of this standard will not impact our consolidated financial position, results of operations, or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of December 31, 2001 we had $6.0 million in short-term investments that are sensitive to market risks. Our investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. We do not own any derivative financial instruments. Due to the nature of our investment portfolio we are primarily subject to interest rate risk.

    Our investment portfolio includes fixed rate debt instruments that are primarily United States government and agency bonds of duration ranging from one to five years. The market value of these bonds is subject to interest rate risk, and could decline in value if interest rates increase. A hypothetical increase or decrease in market interest rates by 10% from December 31, 2001, would cause the fair market value of these short-term investments to change by an insignificant amount. Although the market value of these short-term investments would change due to the interest rate fluctuation, we have the ability to hold the investments to maturity, which would reduce overall market risk.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Item 14(a) for an index to the financial statements and supplementary financial information that is attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    Certain information required by Part III is omitted from this Annual Report on Form 10-K in that we will file a definitive proxy statement pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement specified below are incorporated by reference.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    The information required by this item relating to our directors and nominee and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company's executive officers and key employees is included under the caption "Executive Officers" in Part I of this Report on Form 10-K and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

    The information required by this item is included under the caption "Executive Compensation and Related Information" in our Proxy Statement for the 2002 Annual Meeting of the Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is included under the caption "Ownership of Securities" in our Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is included under the caption "Certain Transactions" in our Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form
10-K:
                                                                     Page
   1. Financial Statements:
      Report of Independent Auditors..................................26
      Consolidated Balance Sheets as of December 31, 2001 and 2000....27
      Consolidated Statements of Operations for each of the three years in the period ended December 31, 2001....................28
      Consolidated Statements of Stockholders' Equity and
       Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2001.............................29
      Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001....................30
      Notes to Consolidated Financial Statements......................31

      Schedules have been omitted because they are not required, not applicable, or the required information is shown in the financial statements and related notes thereto.

   2. Exhibits - See Exhibit Index on page 43

(b)   Reports on Form 8-K

We did not file any Current Reports on Form 8-K during the quarter ended
 December 31, 2001.

                         Report of Independent Auditors


The Board of Directors and Stockholders
Optika Inc.:

We have audited the accompanying consolidated balance sheets of Optika Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ending December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Optika Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                                KPMG LLP

Denver, Colorado
January 21, 2002

                          Optika Inc. and Subsidiaries
                           Consolidated Balance Sheets

                (In thousands, except share and per share amounts)

                                                    December 31,  December 31,
                                                        2001          2000
                                                    -----------   -----------
Assets
Current assets:
 Cash and cash equivalents.........................  $   1,746     $   2,192
 Short-term investments............................      5,950         9,512
 Accounts receivable, net of allowance for doubtful
  accounts of $110 and $86 at December 31, 2001 and
  2000, respectively...............................      4,035         2,913
 Other current assets..............................        537           801
                                                    -----------   -----------
    Total current assets ..........................     12,268        15,418
                                                    -----------   -----------
Property and equipment, net........................      1,364         2,625
Other assets.......................................        269           481
                                                    -----------   -----------
                                                     $  13,901     $  18,524
                                                    ===========   ===========
Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable .................................  $     486     $   1,052
 Accrued expenses..................................      1,210         1,043
 Accrued compensation expense......................        861           909
 Deferred revenue .................................      3,949         3,902
                                                    -----------   -----------
   Total current liabilities ......................      6,506         6,906
                                                    -----------   -----------
Series A redeemable convertible preferred stock,
 $.001 par value; 731,851 shares authorized; none
 and 731,851 issued and outstanding at December 31,
 2001 and 2000, respectively (liquidation preference
 of $16,037 at December 31, 2000)..................         --        10,849
                                                    -----------   -----------
Commitments and contingencies (Notes 4,6,7 and 10)

Stockholders' equity:
 Common stock; $.001 par value; 25,000,000 shares
  authorized; 8,214,713 and 8,107,149 shares
  issued and outstanding at December 31, 2001 and
  2000, respectively...............................          8             8
 Series A-1 preferred stock; $.001 par value;
  731,851 shares authorized, issued and
  outstanding at December 31, 2001.................      5,199            --
 Additional paid-in capital........................     29,051        23,425
 Accumulated deficit...............................    (26,863)      (22,689)
 Accumulated other comprehensive income............         --            25
                                                    -----------   -----------
    Total stockholders' equity ....................      7,395           769
                                                    -----------   -----------
                                                     $  13,901     $  18,524
                                                    ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                          Optika Inc. and Subsidiaries
                      Consolidated Statements of Operations

                     (In thousands, except per share amounts)

                                              Years Ended December 31,
                                              2001       2000      1999
                                             ------     ------    ------
Revenues:
 Licenses................................  $  6,306   $  5,241   $ 11,457
 Maintenance and other...................     9,975     10,589     10,308
                                            -------    -------    -------
   Total revenues........................    16,281     15,830     21,765
                                            -------    -------    -------
Cost of revenues:
 Licenses................................       873        562        821
 Maintenance and other...................     3,290      4,685      3,947
                                            -------    -------    -------
   Total cost of revenues................     4,163      5,247      4,768
                                            -------    -------    -------
Gross profit.............................    12,118     10,583     16,997
                                            -------    -------    -------
Operating expenses:
 Sales and marketing.....................     8,198     13,672     10,963
 Research and development................     5,591      8,434      5,635
 General and administrative..............     1,792      2,392      1,997
 Restructuring and other charges.........     1,071         --         --
                                            -------    -------    -------
    Total operating expenses.............    16,652     24,498     18,595
                                            -------    -------    -------
Loss from operations.....................    (4,534)   (13,915)    (1,598)
Other income, net........................       368        852        300
                                            -------    -------    -------
Loss before income tax expense (benefit)     (4,166)   (13,063)    (1,298)
Income tax expense (benefit).............         8      2,978       (454)
                                            -------    -------    -------
Net loss.................................    (4,174)   (16,041)      (844)
Preferred stock dividend ................      (447)    (1,037)        --
Accretion of preferred stock and
 beneficial conversion feature...........      (250)    (5,027)        --
Increase to income available to common
 stockholders from the conversion of
 preferred stock.........................     6,196         --         --
                                            -------    -------    -------
Net income (loss) applicable to common
 stockholders............................  $  1,325   $(22,105)  $   (844)
                                            =======    =======    =======

Basic net income (loss) per common share.  $   0.16   $  (2.78)  $  (0.12)
Basic weighted average number of common
 shares outstanding  ....................     8,184      7,948      7,192

Diluted net loss per common share........  $  (0.46)  $  (2.78)  $  (0.12)
Diluted weighted average number of common
 shares outstanding .....................     8,984      7,948      7,192

The accompanying notes are an integral part of these consolidated financial statements.

                          Optika Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

                       (In thousands, except share amounts)

                                                                                                  Accumulated
                                                       Series A-1     Additional                     Other            Total
                                  Common Stock      Preferred Stock     Paid-in    Accumulated    Comprehensive    Stockholders'
                                  Shares   Amount    Shares   Amount    Capital      Deficit      Income (Loss)       Equity
                               ---------  -------- --------  -------  ----------   ----------     ------------     -------------
Balances at December 31, 1998  7,114,573  $     7        --  $    --  $   17,617   $   (5,804)    $         --     $     11,820
 Common stock issued upon
  exercise of stock options      111,316       --        --       --         301           --               --              301
 Common stock issued pursuant
  to employee stock purchase
  plan                            67,923       --        --       --         183           --               --              183
 Common stock issued upon
  exercise of Warrants            13,866       --        --       --          --           --               --               --
 Comprehensive loss:
  Unrealized loss on
   investments                        --       --        --       --          --           --             (104)
  Net loss                            --       --        --       --          --         (844)              --
 Total Comprehensive loss                                                                                                  (948)
                               ---------  -------- --------  -------  ----------   ----------     ------------     -------------
Balances at December 31, 1999  7,307,678        7        --       --      18,101       (6,648)            (104)          11,356
 Common stock issued upon
  exercise of stock options      760,042        1        --       --       1,357           --               --            1,358
 Common stock issued pursuant
  to employee stock purchase
  plan                            39,429       --        --       --         124           --               --              124
 Issuance of warrants in
  connection with preferred
  stock offering                      --       --        --       --       5,123           --               --            5,123
 Issuance of common stock
  options for preferred
  stock offering costs                --       --        --       --         376           --               --              376
 Accretion of preferred stock         --       --        --       --        (619)          --               --             (619)
 Preferred stock dividends            --       --        --       --      (1,037)          --               --           (1,037)
 Comprehensive gain:
  Unrealized gain on
   investments                        --       --        --       --          --           --              129
  Net loss                            --       --        --       --          --      (16,041)              --
 Total comprehensive loss                                                                                               (15,912)
                               ---------  -------- --------  -------  ----------   ----------     ------------     -------------
Balances at December 31, 2000  8,107,149        8        --       --      23,425      (22,689)              25              769
 Common stock issued pursuant
  to employee stock purchase
  plan                           107,564       --        --       --         127           --               --              127
 Accretion of preferred stock         --       --        --       --        (250)          --               --             (250)
 Preferred stock dividends            --       --        --       --        (447)          --               --             (447)
 Conversion of Series A to
  Series A-1 preferred stock
  net of exchange costs               --       --   731,851    5,199       6,196           --               --           11,395
 Comprehensive loss:
  Unrealized gain on
   investments                        --       --        --       --          --           --              (25)
  Net loss                            --       --        --       --          --       (4,174)             --
 Total comprehensive loss                                                                                                (4,199)
                               ---------  -------- --------  -------  ----------   ----------     ------------     -------------
Balances at December 31, 2001  8,214,713  $     9   731,851  $ 5,199   $  29,051   $  (26,863)    $        --      $      7,395
                               =========  ======== ========  =======  ==========   ==========     ============     =============

The accompanying notes are an integral part of these consolidated financial statements.

                          Optika Inc. and Subsidiaries
                       Consolidated Statements of Cash Flows

                                 (In thousands)


                                                 Years Ended December 31,
                                             2001          2000          1999
                                            ------        ------        ------

Cash Flows from Operating Activities:
Net loss................................. $ (4,174)    $ (16,041)     $   (844)
Adjustments to reconcile net loss to net
cash used by operating activities:
 Depreciation and amortization...........      987         1,230         1,005
 Loss on disposal of assets..............      294            23           157
 Deferred tax expense (benefit)..........       --         2,946          (508)
 Changes in assets and liabilities:
   Accounts receivable, net..............   (1,122)        1,828          (170)
   Other assets..........................      476          (672)          (29)
   Accounts payable......................     (566)          183           159
   Accrued expenses and accrued
    compensation expense.................      119           (93)         (607)
   Deferred revenue......................       47            75           472
                                          --------     ---------      --------
    Net cash used by operating activities   (3,939)      (10,521)         (365)
                                          --------     ---------      --------
Cash Flows from Investing Activities:
Capital expenditures.....................      (30)       (1,260)         (644)
Proceeds from sale of equipment..........       10            --            --
Sale of short-term investments...........    9,637         7,967           721
Purchase of short-term investments.......   (6,100)      (13,527)       (3,648)
                                          --------     ---------      --------
    Net cash provided (used) by investing
     activities..........................    3,517        (6,820)       (3,571)
                                          --------     ---------      --------
Cash Flows from Financing Activities:
Expenditures for preferred stock exchange     (151)           --            --
Net proceeds from issuance of redeemable
 convertible preferred stock and warrants       --        14,692            --
Proceeds from issuance of common stock...      127         1,482           484
                                          --------     ---------      --------
    Net cash provided (used) by financing
     activities..........................      (24)       16,174           484
                                          --------     ---------      --------
Net decrease in cash and cash equivalents     (446)       (1,167)       (3,452)
Cash and cash equivalents at beginning of
  year                                       2,192         3,359         6,811
                                          --------     ---------      --------
Cash and cash equivalents at end of year. $  1,746     $   2,192      $  3,359
                                          ========     =========      ========

Supplemental Disclosure of Cash Flow Information:
Interest paid............................ $     --     $      --      $     --
Income taxes paid........................ $      8     $      30      $     54

The accompanying notes are an integral part of these consolidated financial statements

                          Optika Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements

1.  Nature of Business and Summary of Significant Accounting Policies

    Optika Inc., a Delaware corporation, and its subsidiaries ("Optika" or the "Company") were formed in 1988 and provide imaging, workflow and collaboration software. By leveraging the technology of the Internet, the Company's software bridges the gap between paper and electronic commerce across the enterprise and throughout supply chains. The Company licenses its software under license agreements and provides services including maintenance, training and implementation.

Summary of Significant Accounting Policies

Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of Optika Inc. and its wholly owned subsidiaries Optika Imaging Systems Europe, Ltd., Optika Information Systems, LTDA, Optika Imaging Systems, GmbH and Optika Asia, Inc. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

    The company earns revenue primarily from licenses and fees. Revenue is recognized in accordance with Statement of Position 97-2 (SOP 97-2), as amended by Statement of Position 98-9. For sales made either through our APs or by the company license revenue is generally recognized upon shipment when a non-cancelable license agreement has been signed or a purchase order has been received, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The license fees are not assumed to be fixed or determinable if the fees are due more than 12 months after delivery or are based on achievement of a milestone. Where applicable, fees from multiple element arrangements are unbundled and recorded as revenue as the elements are delivered to the extent that vendor specific objective evidence, or VSOE, of fair value exists for the various elements. The company establishes VSOE of fair value on maintenance and professional services elements based on prices charged when the same elements are sold in separate transactions. The company has not established VSOE on license elements. Revenue on undelivered and delivered elements is recorded using the residual method in accordance with SOP 97-2, as amended.

    Software maintenance revenues are deferred and recognized ratably over the maintenance period, which is generally one year. The unrecognized portion of software maintenance revenues is recorded in the accompanying balance sheets as deferred revenue. Other revenues are recognized as services are performed.

    The company generally does not grant rights to return products, except for defects in the performance of the products relative to specifications and pursuant to standard industry shrink-wrapped license agreements which provide for 30-day rights of return if an end-user does not accept the terms of the shrink-wrapped license agreements. The 30-day right of return begins upon product shipment. The company's software license agreements generally do not provide price adjustments or rotation rights. The company generally includes a 90-day limited warranty with the software license, which entitles the end-user to corrections for documented program errors.

Cash Equivalents and Short-term Investments

    The Company classifies highly liquid short-term investments with original maturities of three months or less as cash equivalents. For 2001, short-term investments consisted of municipal bonds with maturity periods within one-year. For 2000, short-term investments consisted of U.S. Government debt securities with maturity periods from one to four years. Such short-term investments are classified as available-for-sale as defined by Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) and accordingly are recorded at fair value. Increases or decreases in the fair value of investments classified as available-for-sale are recorded in comprehensive income (loss), net of the related tax effect. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. There were no unrealized gains or losses on short-term investments as of December 31, 2001 and the unrealized gain on short-term investments was $25,000 as of December 31, 2000. As of December 31, 2001, the carrying value of short-term investments approximated fair value.

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

 Income Taxes

    We account for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recognized to the extent any deferred tax assets may not be realizable in the reasonably foreseeable future.

Foreign Currency Translation

    The U.S. dollar is the functional currency of the consolidated corporation. For the Company's foreign subsidiaries, monetary assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date and non-monetary assets are translated at historical rates. Results of operations are translated using the average exchange rates during the period. Foreign currency translation and transaction gains or losses were not significant in any period presented.

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

Stock Compensation Plans

    The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25" issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

Net Income (Loss) Per Common Share

    Basic earnings per share (EPS) is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) applicable to common stockholders adjusted for dilutive effect of securities by the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding. Diluted EPS excludes 2,513,000, 2,220,000 and 2,329,000 options and warrants to purchase common stock in 2001, 2000 and 1999, respectively, and 731,851 shares of redeemable convertible preferred stock in 2000 because of their antidilutive effect.

    The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands, except per share amounts):

                                                      Year Ended December 31,
                                                     2001      2000      1999
                                                    -------   -------   -------
Basic earnings (loss) per share:
  Net income (loss) applicable to common
   stockholders..................................  $  1,325  $(22,105) $   (844)
  Weighted average common shares outstanding.....     8,184     7,948     7,192
  Net income (loss) per common share.............  $   0.16  $  (2.78) $  (0.12)
Diluted loss per share:
  Net income (loss) applicable to common
   stockholders..................................  $  1,325  $(22,105) $   (844)
  Preferred stock dividend, accretion and effect
   of exchange...................................    (5,499)       --        --
                                                    -------   -------   -------
                                                   $ (4,174) $(22,105) $   (844)
  Weighted average common shares outstanding.....     8,184     7,948     7,192
  Assumed conversion of preferred stock..........       800        --        --
                                                    -------   -------   -------
                                                      8,984     7,948     7,192
  Diluted net loss per common share..............  $  (0.46)  $ (2.78) $  (0.12)

Concentration

    The Company has historically relied on a limited number of products to generate revenues and has concentrated risk related to the continued and future market acceptance of such products. The Company currently has no major customers accounting for more than 10% of its consolidated revenues; however, the Company's accounts receivable are heavily concentrated with resellers of the Company's products. At December 31, 2001 no individual customer receivable accounted for greater than 10% of the accounts receivable balance. Receivables from end users are not concentrated in any particular industry.

2.  Property and Equipment

    Property and equipment consists of the following (in thousands):

                                                     December 31,
                                                   2001       2000
                                                ---------  ---------
  Computer and office equipment................ $  3,924   $  4,734
  Leasehold improvements.......................    1,049      1,074
  Furniture, fixtures and other................      638      1,055
                                                ---------  ---------
                                                   5,611      6,863
  Less accumulated depreciation and
    amortization...............................   (4,247)    (4,238)
                                                ---------  ---------
                                                $  1,364   $  2,625
                                                =========  =========

3.  Line of Credit

    The Company has a line of credit expiring in October 2002, whereby it is able to draw up to $3.0 million bearing interest at the bank's prime rate. At December 31, 2001, $2.8 million was available for borrowing thereunder. Pursuant to the terms of the credit facility, any loans under the facility are secured by all of the Company's assets, with the exception of intellectual property and would be subject to certain covenants, including prohibition of the payment of dividends on our common stock. The Company has no debt outstanding at December 31, 2001.

4.  Lease Obligations

    The Company has non-cancelable operating lease arrangements for office space and certain office equipment. Future minimum annual operating lease payments for the years ending December 31 are as follows (in thousands):

                                                    Operating
                                                      Lease
                                                   Obligations
  Year ending December 31:
      2002 ...............................          $   832
      2003 ...............................              733
      2004 ...............................              743
      2005 ...............................              681
      2006 ...............................              653
      Thereafter..........................              165
                                                    --------
                                                    $ 3,807
                                                    ========

    Rent expense related to these and other operating leases approximated $1,400,000, $1,423,000, and $1,069,000 for the years ended December 31, 2001,
2000 and 1999, respectively.

5.  Income Taxes

    The Company's income tax expense (benefit) is comprised of the following (in thousands):

                                                      Year Ended
                                                      December 31,
                                                2001       2000       1999
                                               ------     ------     ------
      Current:
        Federal........................       $    --    $    --    $    --
        State..........................             3          2         --
        Foreign........................             5         30         54
      Deferred:
        Federal........................            --      2,760       (409)
        State..........................            --        186        (99)
                                               ------     ------     ------
      Total expense (benefit) from
       income taxes....................       $     8    $ 2,978    $  (454)
                                               ======     ======     ======

    The Company's net deferred tax assets are comprised of the tax effects of the following (in thousands):

                                                  December 31,  December 31,
                                                     2001          2000
                                                    ------        ------
     Deferred Tax Assets
      Net operating loss carryforwards....        $  12,970     $  11,420
      Depreciation and amortization.......              110            73
      Tax credit carryforwards ...........            1,593         1,393
      Accrued expenses....................              295           227
                                                  ---------     ---------
      Deferred tax asset before valuation
       allowance..........................           14,968        13,113
      Valuation allowance.................          (14,968)      (13,113)
                                                  ---------     ---------
      Net deferred tax asset..............        $      --     $      --
                                                  =========     =========

     The benefit from income taxes differs from the amount computed by applying the effective U.S. statutory rates to the loss before income taxes as follows (in thousands):

                                                          Year Ended
                                                          December 31,
                                                    2001      2000      1999
                                                   ------    ------    ------
  U.S. federal income tax benefit at statutory
   rate......................................... $ (1,458) $ (4,572) $   (441)
  Increases (decreases) resulting from:
   State taxes, net of federal benefit..........     (349)   (1,093)      (45)
   Stock option exercises.......................       --    (2,554)       --
   Non-deductible items.........................       21        31        22
   Increase in valuation allowance..............    1,855    11,593        --
   Foreign tax rate differentials...............       15        39        68
   Tax credits..................................     (200)     (360)      (58)
   Other........................................      124      (106)       --
                                                  -------   -------   -------
   Expense (benefit) from income taxes           $      8  $  2,978  $   (454)
                                                  =======   =======   =======

    At December 31, 2001, the Company has net operating loss carryforwards of approximately $32,946,000 that expire beginning in 2009 through 2021. The net operating loss carryforward includes $2,554,000 in deductions relating to stock option exercises which will be credited to additional paid-in capital when the carryforwards are realized. Additionally, the Company has various tax credit carryforwards aggregating approximately $1,593,000 that expire beginning in 2005 through 2021.

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

6.  Capital Stock and Benefit Plans

Stock Compensation Plans

    At December 31, 2001 the Company has two stock-based compensation plans, a fixed stock option plan and an employee stock purchase plan. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. The Company grants stock options with exercise prices equal to the fair market value of its common stock on the date of grant. Accordingly, no compensation cost has been recognized for its fixed stock option plan and its employee stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's pro-forma results of operations and pro-forma net loss per share would have been as follows:

(In thousands, except per share data)
                                                  2001        2000       1999
                                                 ------      ------     ------
 Net income (loss) applicable to common stockholders:
      As reported                              $  1,325    $(22,105)  $   (844)
      SFAS No. 123 Pro-forma                       (400)    (24,691)    (2,282)
 Basic net income (loss) per share:
      As reported                              $   0.16    $  (2.78)  $  (0.12)
      SFAS No. 123 Pro-forma                      (0.05)      (3.11)     (0.32)
 Diluted net loss per share:
      As reported                              $  (0.46)   $  (2.78)  $  (0.12)
      SFAS No. 123 Pro-forma                      (0.66)      (3.11)     (0.32)

Fixed Stock Option Plan

    Under the Company's stock option plan, the Company may grant incentive and non-qualified stock options to its employees and directors for up to 4,772,592 shares of common stock. Under the plan, options are granted at an exercise price not less than the fair market value of the stock on the date of grant. The options generally vest ratably over two to four years and expire ten years after the date of grant. Certain options are subject to accelerated vesting provisions.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2001, 2000 and 1999, respectively; no estimated dividends; expected volatility of 112% for 2001, 116% for 2000 and 97% for 1999; risk-free interest rates between 3.91% and 4.93% in 2001, 4.99% and 6.71% in 2000, 5.16% and 6.35%
in 1999; and expected option terms of 5 years for all years.

    A summary of the status of the Company's stock option plan, excluding the warrants issued in connection with the Redeemable Convertible Preferred Stock discussed in note 7, as of December 31, 2001, 2000, and 1999 and changes during the years then ended are presented in the following table. No warrants were outstanding at December 31, 2001.


                          2001               2000               1999
                   ---------------------------------------------------------
                            Weighted-          Weighted-          Weighted-
                             Average            Average            Average
                    Shares  Exercise   Shares  Exercise   Shares  Exercise
                    (000's)  Price     (000's)  Price     (000's)   Price
                   ---------------------------------------------------------
Outstanding at
 beginning of year   2,220  $  5.16     2,329  $  3.22     1,872  $   2.61
Granted              1,579     1.25     1,082     8.33       952      4.52
Exercised               --       --      (431)    8.53      (130)     2.58
Forfeited             (983)   (4.87)     (760)    1.80      (365)     3.74
                   ---------------------------------------------------------
Outstanding at
 end of year         2,816  $  3.07     2,220  $  5.16     2,329  $   3.22
                   =========================================================

Options and warrants
 exercisable at
 year end            1,270  $  3.10       723  $  3.45     1,168  $   2.14
Weighted average fair
 value of options
 granted during the
 year                       $  1.01            $  6.96            $   3.50

    The following table summarizes information about fixed stock options and warrants outstanding at December 31, 2001:

              Options and Warrants Outstanding        Options and Warrants
                                                          Exercisable
            --------------------------------------  -------------------------
               Number     Weighted     Weighted        Number     Weighted
 Range of   Outstanding    Average      Average     Exercisable    Average
 Exercise   at 12/31/01   Remaining    Exercise     at 12/31/01   Exercise
   Price      (000's)    Contractual     Price        (000's)       Price
                            Life
            -----------  -----------  ------------  -----------  ------------
$ .75- 1.20       314          9.5    $      .99            9    $     1.05
$  1.31         1,107          9.1          1.31          421          1.31
$1.81- 3.81       792          5.7          2.98          583          2.87
$4.00-36.00       603          7.8          7.50          257          6.61
            ----------- ------------  ------------  -----------  ------------
                2,816          7.9    $     3.07        1,270    $     3.10
            =========== ============  ============  ===========  ============

    In connection with the Redeemable Convertible Preferred Stock discussed in note 7, the Company issued options to purchase 25,000 shares of common stock for offering costs to a non-employee. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions; no estimated dividends; expected volatility of 97%; risk-free interest rate of 5.25%; and an option life of 3 years. The fair value of $376,000 related to this grant was included in the stock offering costs.

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

    The Company sold 107,563 shares to employees in 2001 under the Company's 2000 Purchase Plan. Under the previous Purchase Plan, the Company sold 39,429 shares to employees in 2000 and 67,923 shares to employees in 1999. The fair market value of each stock purchase plan grant is estimated on the date of grant using the Black-Scholes model with the following assumptions for 2001, 2000 and 1999, respectively; no estimated dividends for all years; expected volatility of 112%, 116% and 97%; risk free interest rates of 4.76% and 4.86% for 2001, 4.99%
and 6.71% for 2000 and 5.16% and 6.35% for 1999; and an expected life of 0.5 years for all years. The weighted-average fair values of those purchase rights granted in 2001, 2000 and 1999 was $0.58, $8.26 and $1.82, respectively. As the Purchase Plan is a qualified plan under Internal Revenue Code Section 423, no related compensation cost is recognized in the financial statements.

401(k) Retirement Savings Plan

    Effective January 1, 1994, the Company adopted a qualified 401(k) retirement savings plan for all employees. Participants may contribute up to 15% of their gross pay. The Company contributions are discretionary and vest at 20% per year over five years. The Company contributed $204,000 in 2001, $271,000 in 2000 and $196,000 in 1999.

7.  Redeemable Convertible Preferred Stock

    In 2000 the Company completed the sale of 731,851 shares of Series A Redeemable Convertible Preferred Stock (the "Preferred Stock"), and Warrants (the "Warrants") to purchase an aggregate of 307,298 shares of the Company's common stock to an investor group consisting principally of Thomas Weisel Capital Partners and affiliated entities ("TWCP") for an aggregate purchase price of $15 million. The Preferred Stock could have been redeemed if, after one year, the Company's common stock traded above a specified price level for a period of time. Until then, it accrued a cumulative dividend of eight percent (8%) per annum. The Preferred Stock was subject to mandatory redemption provisions on the eighth anniversary of the issuance for cash equal to the stated liquidation preference plus accumulated unpaid dividends. The Preferred Stock was convertible to common stock at the holder's option based upon the conversion formula as defined in the Preferred Stock Certificate of Designation. The Company also assumed an obligation to register the shares of its common stock underlying the Preferred Stock and the Warrants.

    The $15 million in gross proceeds received was allocated between the Preferred Stock, the beneficial conversion feature, and the warrants based on the respective fair values of each instrument, or approximately $5.5 million for the Preferred Stock, approximately $4.4 million for the beneficial conversion feature, and approximately $5.1 million for the warrants. The initial carrying amount of the Preferred Stock was increased by periodic accretions so that the carrying amount would have been equal to the redemption amount ($15 million) at the redemption date in 2008. The periodic increases in carrying amount were effected by charges against additional paid in capital. The value of the beneficial conversion feature was determined by calculating the difference between the fair market value of the underlying common stock less the intrinsic value of the Preferred Stock based on the allocation of proceeds. As the Preferred Stock was convertible into common stock at any time, the beneficial conversion amount was accreted in its entirety at the date of issuance of the Preferred Stock.

    In connection with the above Preferred Stock transaction, warrants were issued to purchase 307,298 shares of the Company's common stock at an exercise price of $22.448 per share. The warrants were to expire in 2008 and as of May 7, 2001 no warrants were exercised. The fair value of the warrants was determined to be $5,122,658 at the date of issuance and was separately recorded as warrants for the purchase of the Company's common stock and as a reduction to the Series A Convertible Preferred Stock. The fair value of the warrants was estimated on the date of issuance using the Black-Scholes option-pricing model with the following assumptions; expected volatility of 97%; risk-free interest rate of 5.25%; and contractual life of 8 years.

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

    The Series A-1 Preferred was recorded in stockholders' equity at its fair value. The difference between the carrying value of the Series A Preferred at the time of the exchange and the fair value of the Series A-1 Preferred of $5.35 million (as determined by an independent valuation) was recorded as an increase in additional paid-in capital and as a one-time adjustment to net income (loss) applicable to common stockholders. As a result of the Exchange Agreement, future periods will not have adjustments to income for accumulating dividends or allocations of the discounts associated with the Series A Preferred Stock.

8.  Segment Information

     The Company has only one segment under the criteria of SFAS No. 131. The following table presents information by geographic area as of and for the respective fiscal periods (in thousands):

                                                  Year Ended December 31,
                                                2001        2000        1999
                                               ------      ------      ------
 Total revenues attributable to:
      United States                           $ 14,347    $ 13,455    $ 18,094
      International                              1,934       2,375       3,671
                                               -------     -------     -------
      Total                                   $ 16,281    $ 15,830    $ 21,765
                                               =======     =======     =======

     Revenue is classified based on the country in which the Company's Advantage Partner or customer is located. International assets and liabilities are insignificant to the overall presentation of segment information.

9.  Restructuring and Other Non-Recurring Charges

     On February 6, 2001, we strategically reduced our workforce by 42 employees to align our expenses more closely with revenues. This reduction in force resulted in approximately $1.1 million of restructuring charges in the first quarter of 2001. This restructuring charge consisted of $652,000 of severance costs, $240,000 of lease termination and $179,000 of asset write-offs. All remaining costs are expected to be paid before the end of 2002. The table below outlines the restructuring accrual activity through December 31, 2001 (in thousands):

                          Severance       Lease         Asset
                            Costs      Termination    Write-Offs     Total
                           -------       -------       -------      -------
Restructuring charge       $   652       $   240       $   179      $ 1,071
Usage                         (632)         (141)         (179)        (952)
                           -------       -------       -------      -------
Balance December 31, 2001  $    20       $    99       $    --      $   119
                           =======       =======       =======      =======

10. Contingencies

    The Company is, from time to time, subjected to certain claims, assertions or litigation by outside parties as part of its ongoing business operations. The outcomes of any such contingencies are not expected to have a material adverse effect on the financial condition or operations of the Company. In addition, in the ordinary course of business, the Company has issued a letter of credit as security for performance on the operating lease for its headquarters and, as a result, is contingently liable in the amount of approximately $220,000 at December 31, 2001.

11. Valuation and Qualifying Accounts

(in thousands)                            Allowance
                              Beginning   Increase   Recoveries/   Ending
                               Balance   (Decrease) (Write-offs)   Balance
                               -------    -------      -------     -------
Deducted from asset account-
 Allowance  for doubtful accounts
Year ended
    December 31, 2001.......   $    86    $    10      $    14     $   110
Year ended
    December 31, 2000.......        90         48          (52)         86
Year ended
    December 31, 1999.......       443        (68)        (285)         90

12. Quarterly Information (Unaudited)

    The following table presents unaudited quarterly operating results for each of the Company's eight quarters in the two-year period ended December 31, 2001:

(in thousands, except per
share amounts)                                  Quarter Ending
                                ---------------------------------------------
                                Mar. 31     June 30     Sept. 30    Dec. 31
                                ---------   ---------   ---------   ---------
Fiscal Year 2001
 Total revenues                 $  3,845    $  4,173    $  3,779    $  4,484
 Gross profit                      2,717       3,187       2,777       3,437
 Income (loss)from operations(1)  (3,293)       (759)       (644)        162
 Net income (loss) applicable
  to common stockholders (2)      (3,699)      5,337        (557)        244
 Basic income (loss) per share     (0.45)       0.65       (0.07)       0.03
 Diluted income (loss) per share   (0.45)      (0.07)      (0.07)       0.03

Fiscal Year 2000
 Total revenues                 $  3,827    $  4,502    $  3,901    $  3,600
 Gross profit                      2,630       3,190       2,429       2,334
 Income (loss)from operations     (3,004)     (2,958)     (4,051)     (3,902)
 Net income (loss) applicable
  to common stockholders          (7,504)     (3,226)     (7,285)     (4,090)
 Basic and diluted earnings
  (loss) per share                  (.99)       (.40)       (.90)       (.50)

(1) The quarter ended March 31, 2001 includes a restructuring charge of $1.1 million for the severance of 42 employees, termination of leases and write-offs of related assets.

(2) In connection with the conversion of the Series A Redeemable Convertible Preferred Stock into Series A-1 Preferred Stock in May 2001, the Company recorded a one-time $6.2 million increase to net income applicable to common stockholders representing the difference between the carrying value of the Series A Preferred Stock and the fair value of the Series A-1 Preferred Stock at the conversion date.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2002.


                                    OPTIKA INC.


                                        By:    /s/ MARK K.RUPORT
                                           --------------------------
                                               Mark K. Ruport
                                     President, Chief Executive Officer
                                          and Chairman of the Board

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 2002:

        Signature                                         Title

By:  /s/  MARK  K. RUPORT                       Chief Executive Officer and
        ----------------------                  Chairman of the Board
           Mark K. Ruport                       (principal executive officer)

By:  /s/  STEVEN M. JOHNSON                     Chief Financial Officer,
        ----------------------                  Executive Vice President,
           Steven M. Johnson                    Secretary and Chief Accounting
                                                Officer (principal financial
                                                and accounting officer)

By:  /s/  RICHARD A. BASS                       Director
        ----------------------
           Richard A. Bass

By:  /s/  ALAN B. MENKES                        Director
        ----------------------
           Alan B. Menkes

By:  /s/  JAMES T. ROTHE Ph.D                   Director
        ----------------------
           James T. Rothe Ph.D

By:  /s/ CHARLES P. SCHNEIDER                   Director
        ----------------------
           Charles P. Schneider

                                  EXHIBIT INDEX

Exhibit No.                             Description
3.1(2)           Certificate of Ownership and Merger.
3.2(1)           Second Amended and Restated  Certificate of Incorporation
                 of the Registrant.
3.3(10)          Amended and Restated Bylaws of the Registrant.
3.4(3)           Certificate  of  Designation,  designating  the  Series A
                 Convertible Preferred Stock.
3.5(13)          Certificate of  Designation,  designating  the Series A-1
                 Convertible Preferred Stock.
3.6(11)          Certificate  of  Designation,  designating  the  Series B
                 Preferred Stock.
4.1(1)           Specimen Common Stock certificate.
4.2(1)           Amended  and  Restated   Shareholders'   Agreement  dated
                 November 25, 1995,  by and among the  Registrant  and the
                 entities named therein.
4.3(1)           Amended  and  Restated  Registration   Agreement,   dated
                 November 22, 1995,  by and among the  Registrant  and the
                 entities  named  therein,  including the First  Amendment
                 thereto.
4.4(1)           Form of Warrant to purchase  Common Stock dated  November
                 1, 1995.
4.5(12)          Amended and Restated  Registration Rights Agreement dated
                 as of  January  23,  2002,  between  the  Registrant  and
                 EquiServe Trust Company, N.A., as Rights Agent.
10.1(1)          Form of Indemnification  Agreement between the Registrant
                 and each of its directors and officers. *
10.2(8)          The Registrant's 1994 Stock Option/Stock Issuance Plan, as
                 restated and amended through May 2000.
10.3(8)          The Registrant's 2000 Employee Stock Purchase Plan.
10.4(1)          Employment  Agreement by and between the  Registrant  and
                 Mr. Mark K. Ruport effective February 18, 1995.*
10.5(1)          Employment  Agreement by and between the  Registrant  and
                 Mr. Steven M. Johnson, effective May 15, 1996.*
10.6(1)          Employment  Agreement by and between the  Registrant  and
                 Mr. Marc Fey, effective May 4, 1994.*
10.7(8)          The Registrant's 2000 Non-Officer Stock Incentive Plan.
10.12(1)         Technology  Transfer  Agreement  dated February 20, 1992,
                 by and  between the  Registrant,  Mr. Paul Carter and Mr.
                 Malcolm Thomson.
10.16(4)         Lease Agreement dated October 11, 1996, by and between the
                 Registrant and Woodmen Office Campus II JV LLC for office space at 7450 Campus Drive, Suite 200, Colorado Springs, Colorado.
10.17(5)         Amendment to Loan and Security Agreement dated as of March 2,
                 1998, by and between the Registrant and Silicon Valley Bank.
10.18(6)         Loan and Security Agreement dated as of October 15, 1998, by and between the Registrant and Silicon Valley Bank.
10.18.1(7)       Loan and Security Modification Agreement dated as of October
                 15, 1999, by and between the Registrant and Silicon Valley
                 Bank.
10.18.2(9)       Loan Modification Agreement dated as of October 15, 2000, by and between the Registrant and Silicon Valley Bank.
10.18.3          Loan Modification Agreement dated as of November 6, 2001, by and between the Registrant and Silicon Valley Bank.
10.19(3)         Securities  Purchase  Agreement  dated as of  February 9,
                 2000,  by among the  Registrant,  Thomas  Weisel  Capital
                 Partners  L.P.  and  certain  of its  affiliates  and RKB
                 Capital, L.P.
10.20(3)         Registration Rights Agreement dated February 23, 2000 by and between the Registrant, the Purchasers and the other parties signatory thereto.
10.21(13)        Exchange  Agreement  dated  as of  May  7,  2001,  by and
                 between the  Registrant,  Thomas Weisel Capital  Partners
                 L.P. and certain of its affiliates and RKB Capital L.P.
10.22(13)        First  Amendment to Registration  Rights  Agreement dated
                 May 7, 2001 by and between the Registrant,  Thomas Weisel
                 Capital  Partners L.P. and certain of its  affiliates and
                 RKB Capital, L.P.
10.23(13)        Mutual Agreement regarding future treatment of Series A-1
                 Preferred Stock dated May 7, 2001 by and between the
                 Registrant, Thomas Weisel Capital Partners L.P. and certain of its affiliates and RKB Capital, L.P.
21.1(1)          Subsidiaries of the Registrant.
23.1             Consent of Independent Accountants.

*Represents a management compensation arrangement.
(1) Incorporated by reference to identically numbered exhibits included in the Company's Registration Statement on Form S-1 (File No. 333-04309), as amended.
(2) Incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K (File No. 0-28672) for the year ended December 31, 1998.
(3) Incorporated by reference to an exhibit to the Company's Current Report on Form 8-K (File No. 0-28672) dated February 23, 2000.
(4) Incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K (File No. 0-28672) for the year ended December 31, 1996.
(5) Incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K (File No. 0-28672) for the year ended December 31, 1997.
(6) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-28672) for the quarter ended September 30, 1998.
(7) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-28672) for the quarter ended September 30, 1999.
(8) Incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K (File No. 0-28672) for the year ended December 31, 2000.
(9) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-28672) for the quarter ended September 30, 2000.
(10)Incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K (File No. 0-28672) for the year ended December 31, 1999.
(11)Incorporated by reference to an exhibit to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on July 18, 2001.
(12)Incorporated by reference to an exhibit to the Company's Current Report on Form 8-K (File No. 0-28672) dated January 23, 2002.
(13)Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-28672) for the quarter ended March 31, 2001.