Form 10-Q
period 2002-03-31
OPTIKA INC
filed 2002-05-14
CIK 1014920

OPTIKA INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

            8,288,159 shares of the Registrant's Common Stock, $.001
            par value per share, were outstanding as of May 8, 2002
================================================================================

                                      INDEX


                                                                          PAGE

PART 1 - FINANCIAL INFORMATION

  Item 1 -  Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheets as of December 31, 2001
       and March 31, 2002 (Unaudited)                                      1

     Condensed Consolidated Statements of Operations for the
       three-month periods ended March 31, 2001 and 2002 (Unaudited)       2

     Condensed Consolidated Statements of Cash Flows for the
       three-month periods ended March 31, 2001 and 2002 (Unaudited)       3

     Notes to Condensed Consolidated Financial Statements (Unaudited)      4

  Item 2 - Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                             6

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk     13

PART II - OTHER INFORMATION

  Item 6 - Exhibits and Reports on Form 8-K                               13

  Signatures                                                              14

                          OPTIKA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                 December 31,       March 31,
                                                    2001              2002
                                              ----------------  ---------------
                                                                   (unaudited)
Assets
Current assets:
   Cash and cash equivalents................. $        1,746    $       1,840
   Short-term investments....................          5,950            5,954
   Accounts receivable, net..................          4,035            3,428
   Other current assets......................            537              472
                                              ----------------  ---------------
         Total current assets................         12,268           11,694
                                              ----------------  ---------------

Property and equipment, net..................          1,364            1,200
Other assets.................................            269              269
                                              ----------------  ---------------
                                              $       13,901    $      13,163
                                              ================  ===============
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable.......................... $          486    $         732
   Accrued expenses..........................          1,210              961
   Accrued compensation expense..............            861              390
   Deferred revenue..........................          3,949            4,161
                                              ----------------  ---------------
          Total current liabilities..........          6,506            6,244
                                              ----------------  ---------------

Stockholders' equity:
   Common stock; $.001 par value; 25,000,000
    shares authorized;8,214,713 and 8,266,284
    shares issued and outstanding at December
    31, 2001 and March 31, 2002, respectively              8                8
   Series A-1 preferred stock; $.001 par
    value; 731,851 shares authorized, issued
    and outstanding at December 31, 2001.....          5,199            5,199
   Additional paid-in capital................         29,051           29,101
   Accumulated deficit.......................        (26,863)         (27,389)
                                              ----------------  ---------------
          Total stockholders' equity.........          7,395            6,919
                                              ----------------  ---------------
                                              $       13,901    $      13,163
                                              ================  ===============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          OPTIKA INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      2001           2002
                                                      ----           ----
Revenues:
  Licenses......................................  $  1,422       $    994
  Maintenance and other.........................     2,423          2,820
                                                  ----------     ----------
     Total revenues.............................     3,845          3,814
                                                  ----------     ----------
Cost of revenues:
  Licenses......................................       149             92
  Maintenance and other.........................       979            799
                                                  ----------     ----------
     Total cost of revenues.....................     1,128            891
                                                  ----------     ----------

Gross profit....................................     2,717          2,923
                                                  ----------     ----------
Operating expenses:
  Sales and marketing...........................     2,778          1,818
  Research and development......................     1,646          1,289
  General and administrative....................       515            376
  Restructuring and other charges...............     1,071              -
                                                  ----------     ----------
     Total operating expenses...................     6,010          3,483
                                                  ----------     ----------

Loss from operations............................    (3,293)          (560)
Other income, net...............................        97             34
                                                  ----------     ----------
Loss before income tax provision................    (3,196)          (526)
Income tax provision............................         7              -
                                                  ----------     ----------
Net loss .......................................    (3,203)          (526)
Preferred stock dividend .......................      (317)             -
Accretion of preferred stock and beneficial
 conversion feature.............................      (179)             -
                                                  ----------     ----------
Net loss applicable to common stockholders......  $ (3,699)      $    (526)
                                                  ==========     ==========

Basic and diluted net loss per common share.....  $  (0.45)      $   (0.06)
                                                  ==========     ==========
Basic and diluted weighted average number of
 common shares outstanding......................     8,150           8,246
                                                  ==========     ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          OPTIKA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      2001           2002
                                                      ----           ----
Cash Flows From Operating Activities:
Net loss........................................  $ (3,203)      $   (526)
Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
   Depreciation and amortization................       294            172
   Loss on disposal of assets...................       195              -
   Changes in assets and liabilities:
      Accounts receivable, net..................       258            607
      Other assets..............................       186             65
      Accounts payable..........................      (275)           246
      Accrued expenses and accrued compensation
       expense..................................       570           (720)
      Deferred revenue..........................      (324)           212
                                                  ----------     ----------
Net cash provided (used) by operating activities    (2,299)            56
                                                  ----------     ----------

Cash Flows From Investing Activities:
Capital expenditures............................       (14)            (8)
Sale (purchase) of short-term investments.......     4,856             (4)
                                                  ----------     ----------
Net cash provided (used) by investing activities     4,842            (12)
                                                  ----------     ----------

Cash Flows From Financing Activities:
Proceeds from issuance of common stock..........        91             50
                                                  ----------     ----------
Net cash provided by financing activities.......        91             50
                                                  ----------     ----------

Net increase in cash and cash equivalents.......     2,634             94
Cash and cash equivalents at beginning of period     2,192          1,746
                                                  ----------     ----------
Cash and cash equivalents at end of period......  $  4,826       $  1,840
                                                  ==========     ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          OPTIKA INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      Basis of Presentations

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present our consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's (SEC's) rules and regulations. The consolidated results of operations for the period ended March 31, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2002. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Annual Report on Form 10-K for the year ended December 31, 2001 of Optika Inc. (the "Company").

2.      Net Loss Per Common Share

     Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding plus all dilutive potential common shares outstanding. During the first three months of 2001, 1,246,600 options to purchase our common stock were granted. During the first three months of 2002, 150,500 options to purchase our common stock were granted.

     Net loss applicable to common stockholders during the three months ended March 31, 2001 includes certain adjustments included in the earnings per share computation relating to the $15 million convertible preferred stock private placement with Thomas Weisel Capital Partners L.P., which closed in February 2000 and the exchange of those preferred shares in May 2001. Net loss per share for the three months ended March 31, 2001 includes an adjustment that is comprised of the accumulating 8% dividend on the convertible preferred stock and an allocation of the discount associated with the preferred stock issuance, prorated for the portion of the period that the preferred stock was outstanding.

     The following is the reconciliation of the numerators and denominators of the basic and diluted loss per share computations (in thousands except per share data):

                                                         Three Months Ended
                                                             March 31,
                                                         2001         2002
                                                      -----------------------
Basic Earnings Per Share:
  Net loss applicable to common stockholders...       $  (3,699)   $    (526)
  Basic weighted average common shares
    outstanding................................           8,150        8,246
  Basic net loss per common share..............       $   (0.45)   $   (0.06)
Effect of Dilutive Securities:
  Options and warrants.........................              --           --
  Diluted weighted average common shares
    outstanding................................           8,150        8,246
  Diluted net loss per common share............       $   (0.45)   $   (0.06)

In 2001 and 2002, all options and warrants were excluded from the dilutive stock calculation because of their antidilutive effect on net loss per share.

3.      Restructuring and other charges

     On February 6, 2001, we strategically reduced our workforce by 42 employees to align our expenses more closely with revenues. This reduction in force resulted in approximately $1.1 million of restructuring charges in the first quarter of 2001. This restructuring charge consisted of $652,000 of severance costs, $240,000 of lease termination and $179,000 of asset write-offs. All remaining costs will be paid before the end of 2002. The table below outlines the restructuring accrual activity through March 31, 2002 (in thousands):

                               Severance     Lease        Asset
                                 Costs    Termination   Write-Offs     Total
                               ---------  -----------   ----------    --------

Restructuring charge            $  652       $  240       $  179      $ 1,071
Usage                             (632)        (216)        (179)      (1,027)
                                -------      -------      -------     --------
Balance March 31, 2002          $   20       $   24       $   --      $   44
                                =======      =======      =======     ========

4.      Contingencies

     We are, from time to time, subject to certain claims, assertions or litigation by outside parties as part of our ongoing business operations. The outcome of any such contingencies are not expected to have a material adverse effect upon our business, results of operations and financial condition. We are currently not a party to any significant legal proceedings.

5.      New Accounting Pronouncement

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations", which is effective immediately. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of this standard did not impact our consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead is tested for impairment at least annually. The adoption of this standard did not impact our consolidated financial position, results of operations, or cash flows.

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

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and replaces the accounting and reporting provisions for segments of a business to be disposed of under Accounting Principles Board ("APB") Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not expected to be recoverable from its undiscounted cash flows. SFAS No. 144 requires that long-lived assets to be disposed of, other than by sales, be considered held and used until actually disposed of and requires that depreciable lives be revised in accordance with APB Opinion No. 20, "Accounting Changes." SFAS No. 144 also requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less selling costs, but retains the requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that has either been disposed of or is classified as held for sale. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The adoption of this standard did not impact our consolidated financial position, results of operations, or cash flows.

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

Overview

     Optika(R) Inc. is a leading provider of imaging, workflow and collaboration software. Optika's Acorde family of enterprise content management (ECM) software solutions, including Acorde Context(TM), Acorde Process(TM) and Acorde Resolve(TM), allow companies to effectively and cost-efficiently manage paper-intensive or complex business processes and transactions. Acorde provides the ability to access and store multiple formats of business content, both digital and non-digital; automate processes across the organization and externally with partners and customers; and enable online collaboration around these paper-intensive or complex processes in real and near time. Built on a three-tier, scalable and extensible platform, Acorde delivers a variety of client desktops, including Windows and Web and easily integrates with enterprise resource planning (ERP), line-of-business (LOB) and other third-party applications. The Acorde product family allows organizations to improve processing efficiency, reduce operating costs and increase customer and trading partner service and satisfaction.

     The license of our software products is typically an executive-level decision by prospective end-users and generally requires our sales staff and our Advantage Partner's, or APs, to engage in a lengthy and complex sales cycle (typically between six and twelve months from the initial contact date). We distribute our products through a direct sales force and a network of APs. For 2001, approximately 67% of our license revenues were derived from our APs and the remaining license fees were derived from direct sales. However, no individual customer accounted for more than 10% of our total revenues. For the years ended December 31, 2001, 2000 and 1999, we generated approximately 12%, 15% and 17%, respectively, of our total revenues from international sales. Our revenues consist primarily of license revenues, which are comprised of one-time fees for the license of our products, service revenues, and maintenance revenues, which are comprised of fees for upgrades and technical support. Our APs, which are responsible for the installation and integration of the software for their customers, enter into sales agreements with the end-user, and license software directly from us. We license software directly to the end-user through software license agreements. Annual maintenance agreements are also entered into between the APs and the end-user, and the APs then purchase maintenance services directly from us. For 2001 and 2000, approximately 39% and 33%, respectively, of our total revenues were derived from software licenses and approximately 44% and 47%, respectively, of our total revenues were derived from maintenance agreements. For 2001 and 2000, other revenues, which are comprised of training, consulting and implementation services, and third-party hardware and software products, accounted for 17% and 20%, respectively, of our total revenues.

Critical Accounting Policies

     Our significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2001. The accounting policies used in preparing our interim consolidated financial statements for the quarter ended March 31, 2002 are the same as those described in our Annual Report on Form 10-K.

     Our critical accounting policies are those having the most impact to the reporting of our financial condition and results and those requiring significant judgments and estimates. These policies include those related to (1) revenue recognition, (2) income taxes, (3) accounting for preferred stock, and (4) restructuring charges. Our critical accounting policies are described in more detail in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2001. With respect to these critical accounting policies, our management believes that the application of judgments and assessments is consistently applied and produces financial information which fairly depicts the results of operations for all periods presented.

Revenues

     Total revenues remained constant at $3.8 million for the quarters ended March 31, 2001 and 2002.

     Licenses. License revenues decreased 30% from $1.4 million during the quarter ended March 31, 2001 to $994,000 for the quarter ended March 31, 2002. License revenues represented 37% and 26% of the total revenues for the quarter ended March 31, 2001 and 2002, respectively. The decrease in license revenues during the first quarter of 2002 was due to several factors that include a seasonal drop in our business from the fourth to first quarter, the continuing economic challenges and the timing of some orders pushed out of the first quarter. License revenues generated outside of the United States accounted for approximately 22% of our license revenues for the quarter ended March 31, 2002, compared to 10% in the corresponding prior period.

     Maintenance and Other. Maintenance revenues, exclusive of other revenue, remained constant at $1.8 million for the quarters ended March 31, 2001 and March 31, 2002. Maintenance revenue represented 47% and 48% of the total revenues for the quarter ended March 31, 2001 and 2002, respectively. Other revenue, consisting primarily of consulting services, training and consulting fees represented 16% and 26% of total revenues for the quarter ended March 31, 2001 and 2002, respectively. The increase in other revenue as a percentage of total revenue was primarily due to increased consulting, project management and implementation services resulting from our direct sales.

Cost of Revenues

     Licenses. Cost of licenses consists primarily of royalty payments to third-party vendors and costs of product media, duplication, packaging and fulfillment. Cost of licenses decreased slightly from $149,000 or 10% of license revenues to $92,000 or 9% of license revenues for the quarter ended March 31, 2001 and 2002, respectively. The decrease in absolute dollar cost of licenses was attributable to the decreased third-party royalty costs of license revenue.

     Maintenance and Other. Costs of maintenance and other consist of the direct and indirect costs of providing software maintenance and support, training and consulting services to our APs and end-users, and the cost of third-party software products. Cost of maintenance and other decreased in absolute dollars from $979,000 or 40% of maintenance and other revenues to $799,000 or 28% of maintenance and other revenues for the quarters ended March 31, 2001 and 2002, respectively. The decrease in cost of maintenance and other is primarily a result of the decreased direct third party contracting and the consolidation of the executive management and certain other redundant positions within the department.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising and promotional expenses. Sales and marketing expenses decreased from $2.8 million, or 72% of total revenues, for the quarter ended March 31, 2001 to $1.8 million, or 48% of total revenues, for the quarter ended March 31, 2002. The decrease in sales and marketing expenses is primarily attributable to our restructuring activities in February 2001. We anticipate that sales and marketing expenses will continue to increase slightly in absolute dollars over the quarter ended March 31, 2002, as we continue to make strategic hires and increase demand generation activity.

     Research and Development. Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, contractors, as well as the cost of facilities and equipment. Research and development expenses decreased from $1.6 million, or 43% of total revenues, for the quarter ended March 31, 2001 to $1.3 million, or 34% of total revenues, for the quarter ended March 31, 2002. The decrease in research and development expenses is primarily the result of our restructuring activities in February 2001. We anticipate that research and development expenses will remain flat over future quarters.

     General and Administrative. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel, and outside professional fees. General and administrative expenses decreased from $515,000, or 13% of total revenues, for the quarter ended March 31, 2001 to $376,000, or 10% of total revenues, for the quarter ended March 31, 2002. The decrease in general and administrative expenses was primarily due to our restructuring activities in February 2001. We anticipate that general and administrative expenses will remain relatively flat throughout the year.

     Restructuring and other charges. On February 6, 2001, we strategically reduced our workforce by 42 employees to align our expenses more closely with revenues. This reduction in force resulted in approximately $1.1 million of restructuring charges to earnings in the first quarter of 2001 and approximately $1.0 million in reduced quarterly expenses.

     Other Income, net. Other income, net consists primarily of interest earned on our investing activities. Net other income was $97,000 during the quarter ended March 31, 2001 compared to net other income of $34,000 during the quarter ended March 31, 2002, primarily as a result of interest income derived from the proceeds of our preferred stock issuance.

     Income Tax Expense. During the quarter ended March 31,2002, we recorded a full valuation allowance against our carryforward tax benefits that were generated in 2002, to the extent that we believe it is more likely than not that all of such benefits will not be realized in the near term. Our assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular we considered both our historical results and our projections of profitability for only reasonably foreseeable future periods.

Liquidity and Capital Resources

     Cash and cash equivalents and short-term investments at March 31, 2002 were $7.8 million, increasing by approximately $98,000 from December 31, 2001. The increase in cash and cash equivalents is primarily due to the first quarter net loss offset by strong accounts receivable collections.

     For the quarter ended March 31, 2001, net cash used by operating activities was $2.3 million compared to net cash provided by operating activities of $56,000 for the quarter ended March 31, 2002. The cash provided by operating activities for the quarter ended March 31, 2002 was a direct result of the first quarter net loss offset primarily by strong accounts receivables collections.

     Cash provided by investing activities was $4.8 million for the quarter ended March 31, 2001 compared to cash used of $12,000 for the quarter ended March 31, 2002. Cash provided from investing for the quarter ended March 31, 2001 was from the sale of short-term investments.

     Cash provided by financing activities was $91,000 for the quarter ended March 31, 2001. Cash provided by financing activities was $50,000 for the quarter ended March 31, 2002. Cash provided by financing activities are a result of common stock sales through our employee stock purchase plan and stock option exercises within the quarter.

     At March 31, 2002, our principal sources of liquidity included cash and short-term investments of $ 7.8 million. In addition, we have a secured credit facility for up to $3.0 million, bearing interest at the bank's prime rate. As of March 31, 2002, we had $2.8 million available for borrowing and no other debt outstanding.

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

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of March 31, 2002 we had $6 million in short-term investments that are sensitive to market risks. Our investment portfolio is used to preserve our capital until it is required to fund operations. We do not own any derivative financial instruments. Due to the nature of our investment portfolio we are primarily subject to interest rate risk.

     Our investment portfolio includes fixed rate debt instruments that are primarily United States government and agency bonds of durations ranging from one to four years. The market value of these bonds is subject to interest rate risk, and could decline in value if interest rates increase. A hypothetical increase or decrease in market interest rates by 10% from March 31, 2002 would cause the fair market value of these short-term investments to change by an insignificant amount.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
        (a) Exhibits.  None.
        (b) Reports on Form 8-K. During the quarter ended March 31, 2002, we filed a Current Report on Form 8-K dated January 23, 2002 under Item 5. Other Events, and Item 7. Exhibits.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               OPTIKA INC.
                                               (Registrant)

              5/13/2002                         /s/ Mark K. Ruport
        ---------------------            ------------------------------------
               (Date)                               Mark K. Ruport
                                          President, Chief Executive Officer
                                                and Chairman of the Board



              5/13/2002                         /s/ Steven M. Johnson
        ---------------------             -----------------------------------
               (Date)                               Steven M. Johnson
                                          Chief Financial Officer, Executive
                                          Vice President, Secretary and Chief
                                                    Accounting Officer