Form 10-Q
period 2002-06-30
OPTIKA INC
filed 2002-08-14
CIK 1014920

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002

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

   8,326,486 shares of the Registrant's Common Stock, $.001 par value per share, were outstanding as of August 12, 2002.

===============================================================================

                                      INDEX


                                                                          PAGE
PART I - FINANCIAL INFORMATION                                           ------

  Item 1 -  Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheets as of December 31, 2001 and
     June 30, 2002 (Unaudited)                                              1

     Condensed Consolidated Statements of Operations for the three-month
     and six-month periods ended June 30, 2001 and 2002 (Unaudited)         2

     Condensed Consolidated Statements of Cash Flows for the six-month
     periods ended June 30, 2001 and 2002 (Unaudited)                       3

     Notes to Condensed Consolidated Financial Statements (Unaudited)       4

  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              6

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk      14

PART II - OTHER INFORMATION

  Item 4 - Submission of Matters to a Vote of Security Holders             15

  Item 6 - Exhibits and Reports on Form 8-K                                15

  Signatures                                                               16

                          OPTIKA INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)

                                                       December 31,  June 30,
                                                           2001        2002
                                                       -----------  ----------
                                                                    (unaudited)
Assets
Current assets:
   Cash and cash equivalents.......................    $    1,746   $   1,658
   Short-term investments..........................         5,950       5,952
   Accounts receivable, net of allowance for
    doubtful accounts of $110 at December 31, 2001
    and $107 at June 30, 2002.....................          4,035       3,768
   Other current assets............................           537         430
                                                       -----------  ----------
         Total current assets......................        12,268      11,808
                                                       -----------  ----------
Property and equipment, net........................         1,364       1,069
Other assets.......................................           269         231
                                                       -----------  ----------
                                                       $   13,901   $  13,108
                                                       ===========  ==========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable................................    $      486   $     529
   Accrued expenses................................         1,210         643
   Accrued compensation expense....................           861         641
   Deferred revenue................................         3,949       4,419
                                                       -----------  ----------
          Total current liabilities................         6,506       6,232
                                                       -----------  ----------
Stockholders' equity:
   Common stock; $.001 par value; 25,000,000 shares
    authorized; 8,214,713 and 8,288,659 shares
    issued and outstanding at December 31, 2001
    and June 30, 2002, respectively................             8           8
   Preferred stock; Series A-1 convertible, $.001
    par value; 731,851 shares authorized, issued
    and outstanding at December 31, 2001 and
    June 30, 2002..................................         5,199       5,199
  Additional paid-in capital.......................        29,051      29,129
  Accumulated deficit..............................       (26,863)    (27,460)
                                                       -----------  ----------
          Total  stockholders' equity..............         7,395       6,876
                                                       -----------  ----------
                                                       $   13,901   $  13,108
                                                       ===========  ==========
The accompanying notes are an integral part of these condensed consolidated financial statements.

                          OPTIKA INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                              Three Months Ended        Six Months Ended
                                                    June 30,                 June 30,
                                            ----------------------   ----------------------
                                                2001       2002          2001       2002
                                                ----       ----          ----       ----
Revenues:
   Licenses............................     $  1,637   $  1,319      $  3,059   $  2,313
   Maintenance and other...............        2,625      3,156         5,146      6,036
                                              ------     ------        ------     ------
      Total revenues...................        4,262      4,475         8,205      8,349
                                              ------     ------        ------     ------
Cost of revenues:
   Licenses............................          164        126           313        218
   Maintenance and other...............          911        960         1,988      1,819
                                              ------     ------        ------     ------
      Total cost of revenues...........        1,075      1,086         2,301      2,037
                                              ------     ------        ------     ------
Gross profit...........................        3,187      3,389         5,904      6,312
                                              ------     ------        ------     ------
Operating expenses:
   Sales and marketing.................        2,093      1,831         4,871      3,649
   Research and development............        1,366      1,285         3,012      2,574
   General and administrative..........          487        390         1,002        766
   Restructuring and other non-
    recurring charges..................            -          -         1,071          -
                                              ------     ------        ------     ------
      Total operating expenses.........        3,946      3,506         9,956      6,989
                                              ------     ------        ------     ------
Loss from operations...................         (759)      (117)       (4,052)      (677)
Other income, net......................          100         43           197         77
                                              ------     ------        ------     ------
Loss before income taxes (benefit).....         (659)       (74)       (3,855)      (600)
Income taxes (benefit).................           (1)        (3)            6         (3)
                                              ------     ------        ------     ------
Net loss...............................         (658)       (71)       (3,861)      (597)
Preferred stock dividend...............         (130)         -          (447)         -
Accretion of preferred stock and
 beneficial conversion feature.........          (71)         -          (250)         -
Increase to income available to common
 stockholders from the exchange of
 of preferred stock ...................        6,196          -         6,196          -
                                              ------     ------        ------     ------
Net income (loss) applicable to common
stockholders...........................     $  5,337   $    (71)     $  1,638   $   (597)
                                              ======     ======        ======     ======
Basic net income (loss) per common
 share.................................     $   0.65   $  (0.01)     $   0.20   $  (0.07)
                                              ======     ======        ======     ======
Basic weighted average number of
 common shares outstanding.............        8,172      8,281         8,161      8,263
                                              ======     ======        ======     ======

Diluted net loss per common share......     $  (0.07)  $  (0.01)     $  (0.43)  $  (0.07)
                                              ======     ======        ======     ======
Diluted weighted average number of
common shares outstanding..............        8,973      8,281         8,957      8,263
                                              ======     ======        ======     ======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          OPTIKA INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                           Six Months Ended
                                                               June 30,
                                                       -------------------------
                                                           2001         2002
                                                           ----         ----
Cash Flows From Operating Activities:
Net loss...........................................    $  (3,861)   $   (597)
Adjustments to reconcile net loss to net cash used
by operating activities:
   Depreciation and amortization...................          560         364
   Loss (gain) on disposal of fixed assets.........          198          (4)
   Changes in assets and liabilities:
      Accounts receivable, net.....................          153         267
      Other assets.................................          356         145
      Accounts payable.............................         (513)         43
      Accrued expenses.............................          498        (787)
      Deferred revenue.............................         (289)        470
                                                       ----------   ---------
       Net cash used by operating activities.......       (2,898)        (99)
                                                       ----------   ---------
Cash Flows From Investing Activities:
Capital expenditures...............................          (18)        (74)
Proceeds from sales of equipment...................            7           9
Sale (purchase) of short-term investments, net.....        2,828          (2)
                                                       ----------   ---------
      Net cash provided (used) by investing
       activities..................................        2,817         (67)
                                                       ----------   ---------
Cash Flows From Financing Activities:
Proceeds from issuance of common stock.............           90          78
Expenditures for preferred stock exchange..........         (151)         --
                                                       ----------   ---------
      Net cash provided (used) by financing
       activities..................................          (61)         78
                                                       ----------   ---------
Net decrease in cash and cash equivalents..........         (142)        (88)
Cash and cash equivalents at beginning of period...        2,192       1,746
                                                       ----------   ---------
Cash and cash equivalents at end of period.........    $   2,050    $  1,658
                                                       ==========   =========
The accompanying notes are an integral part of these condensed consolidated financial statements.

                          OPTIKA INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation

    The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present our consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. We have made certain reclassifications, consistent with the Financial Accounting Standards Board's Emerging Issues Task Force Topic No. D-103, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred", to prior balances to conform to the current year presentation of out-of-pocket expenses incurred. The consolidated results of operations for the periods ending June 30, 2002, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2002. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Annual Report on Form 10-K for the year ended December 31, 2001 of Optika Inc. (the "Company").

2.    Net Loss Per Common Share

    Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares outstanding plus all dilutive potential common shares outstanding. During the first six months of 2001, 1,306,600 options to purchase our common stock were granted. During the first six months of 2002, 178,000 options to purchase our common stock were granted.

    Net income applicable to common stockholders during the three and six months ended June 30, 2001, includes certain adjustments included in the earnings per share computation relating to the $15 million convertible preferred stock private placement with Thomas Weisel Capital Partners L.P., which closed in February 2000 and the exchange of those preferred shares in May 2001. These results include an adjustment that is comprised of the accumulating 8% dividend on the convertible preferred stock and an allocation of the discount associated with the preferred stock issuance, prorated for the portion of the period that the preferred stock was outstanding.

    The following is the reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations (in thousands except per share data):

                                                 Three Months Ended        Six Months Ended
                                                       June 30,                June 30,
                                                  2001        2002         2001       2002
                                               -----------------------  -----------------------
Basic Earnings Per Share:
   Net income (loss) applicable to common
    shareholders.............................  $  5,337    $    (71)   $   1,638   $   (597)
   Basic weighted average common shares
    outstanding..............................     8,172       8,281        8,161      8,263
   Basic net income (loss) per common share..  $   0.65    $  (0.01)   $    0.20   $  (0.07)
Diluted Earnings Per Share:
   Net income (loss) applicable to common
    stockholders.............................  $  5,337    $    (71)   $   1,638   $   (597)
   Preferred stock dividend, accretion and
    effect of exchange.......................    (5,995)          -       (5,499)         -
                                               --------    --------    ---------   --------
                                                   (658)        (71)      (3,861)      (597)

   Weighted average common shares outstanding     8,172       8,281        8,161      8,263
   Assumed conversion of preferred stock.....       801           -          796          -
                                               --------    --------    ---------   --------
   Diluted weighted average common shares
    outstanding..............................     8,973       8,281        8,957      8,263
   Diluted net loss per common share.........  $  (0.07)   $  (0.01)   $   (0.43)  $  (0.07)

In 2001 and 2002, 2.7 million and 2.9 million options and warrants, respectively, were excluded from the dilutive stock calculation because of their antidilutive effect on net loss per share.

3.    Restructuring and other charges

    On February 6, 2001, we reduced our workforce by 42 employees to align our expenses more closely with revenues. This reduction in force resulted in approximately $1.1 million of restructuring charges in the first quarter of 2001. This restructuring charge consisted of $652,000 of severance costs, $240,000 of lease termination and $179,000 of asset write-offs. All costs have been paid as of June 30, 2002.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Many of these forward-looking statements can be identified by the use of words such as "may," "will," "expect," "anticipate," "believe," "estimate," "assume," "continue," "project," "plan," and similar words and phrases. These statements include statements concerning adoption of the Acorde product family by our customers, general economic conditions in the software industry, our relationships with our partners, and the availability of competing products. Forward-looking statements are subject to risks and uncertainties, including those discussed below under the caption "Business Risks," that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and, except to fulfill our obligations under the United States securities laws, we undertake no obligation to update any such statement to reflect events or circumstances after the date on which it is made.

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

Critical Accounting Policies

    Our significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2001. The accounting policies used in preparing our interim consolidated financial statements for the periods ending June 30, 2002 are the same as those described in our Annual Report on Form 10-K.

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

Results of Operations

Revenues

    Total revenues increased 2% from $8.2 million, for the six months ended June 30, 2001, to $8.3 million, for the six months ended June 30, 2002. Total revenues increased 5% from $4.3 million for the quarter ended June 30, 2001 to $4.5 million for the quarter ended June 30, 2002.

    Licenses. License revenues decreased 24% from $3.1 million, during the six months ended June 30, 2001, to $2.3 million, for the six months ended June 30, 2002, and decreased 19% from $1.6 million during the quarter ended June 30, 2001 to $1.3 million for the quarter ended June 30, 2002. License revenues represented 37% and 28% of the total revenues for the six months ended June 30, 2001 and 2002, respectively, and represented 38% and 29% of the total revenues for the quarter ended June 30, 2001 and 2002, respectively. The decrease in license revenues during the first six months of 2002 is primarily due to decreases in sales made by APs in North America and Europe resulting from the current slowdown in the economic environment. License revenues generated outside of the United States accounted for approximately 10% of our revenues for the six months ended June 30, 2001, compared to 11% for the same period in 2002, and 10% and 8% for the quarters ended June 30, 2001 and 2002, respectively. International revenues as a percentage of total revenue are down in the second quarter of 2002 due to slow European sales.

    Maintenance and Other. Maintenance revenues, exclusive of other revenue, increased 2% from $3.6 million during the six months ended June 30, 2001, to $3.7 million for the six months ended June 30, 2002 and increased 3% from $1.8 million during the quarter ended June 30, 2001, to $1.9 million for the quarter ended June 30, 2002. Maintenance revenue represented 44% of the total revenues for the six months ended June 30, 2001 and 2002 and 43% and 42% of the total revenues for the quarters ended June 30, 2001 and 2002, respectively. This increase was primarily a result of increased pricing for value-added services provided to our customer base. Other revenue, consisting primarily of consulting services, training and consulting fees represented 18% and 28% of total revenues for the six months ended June 30, 2001 and 2002, respectively, and 19% and 29% of total revenues for the quarters ended June 30, 2001 and 2002, respectively. The increase in other revenue as a percentage of total revenue for the first six months of 2002 was primarily due to increased service contracts to our direct customer base.

Cost of Revenues

    Licenses. Costs of licenses consist primarily of royalty payments to third-party vendors and costs of product media, duplication, packaging and fulfillment. Cost of licenses decreased in absolute dollars from $313,000, or 10% of license revenues for the six months ended June 30, 2001, to $218,000 or 9% of license revenues, for the six months ended June 30, 2002 and decreased from $164,000 or 10% of license revenues for the quarter ended June 30, 2001 to $126,000 or 10% of license revenues for the quarter ended June 30, 2002. The decrease in absolute dollar cost of licenses was attributable to the decreased third party components of our software sales.

    Maintenance and Other. Costs of maintenance and other consist of the direct and indirect costs of providing software maintenance and support, training and consulting services to our APs, OEMs and end-users. Cost of maintenance and other decreased in absolute dollars from $2.0 million or 39% of maintenance and other revenues for the six months ended June 30, 2001 to $1.8 million or 30% of maintenance and other revenues for the six months ended June 30, 2002. Cost of maintenance and other increased in absolute dollars from $911,000 or 35% of maintenance and other revenues for the quarter ended June 30, 2001 to $960,000 or 30% of maintenance and other revenues for the quarter ended June 30, 2002. The absolute dollar increase in cost of maintenance and other is primarily a result of increased third-party contracting for our increased service contracts.

Operating Expenses

    Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising and promotional expenses. Sales and marketing expenses decreased from $4.9 million, or 59% of total revenues, for the six months ended June 30, 2001 to $3.6 million, or 44% of total revenues, for the six months ended June 30, 2002. Sales and marketing expenses decreased from $2.1 million, or 49% of total revenues, for the quarter ended June 30, 2001 to $1.8 million, or 41% of total revenues, for the quarter ended June 30, 2002. The decrease in sales and marketing expenses is due to our restructuring activities in February 2001. We anticipate that sales and marketing expenses will continue be slightly higher in future periods.

    Research and Development. Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, contractors, as well as the cost of facilities and equipment. Research and development expenses decreased from $3.0 million, or 37% of total revenues, for the six months ended June 30, 2001 to $2.6 million, or 31% of total revenues, for the six months ended June 30, 2002. Research and development expenses decreased from $1.4 million, or 32% of total revenues, for the quarter ended June 30, 2001 to $1.3 million, or 29% of total revenues, for the quarter ended June 30, 2002. The decrease in research and development is primarily the result of restructuring activities in February 2001. We anticipate that research and development expenses will continue at approximately this level throughout the year.

    General and Administrative. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel, and outside professional fees. General and administrative expenses decreased from $1.0 million or 12% of total revenues for the six months ended June 30, 2001 to $766,000 or 9% of total revenues for the six months ended June 30, 2002. General and administrative expenses decreased from $487,000 or 11% of total revenues, for the quarter ended June 30, 2001 to $390,000 or 9% of total revenues, for the quarter ended June 30, 2002. The decrease in general and administrative costs is the result of the restructuring activities in February 2001. We anticipate that general and administrative expenses will continue at approximately this level throughout the year.

    Restructuring and Other Non-Recurring Charges. On February 6, 2001, we reduced our workforce by 42 employees to align our expenses more closely with revenues. This reduction in force resulted in approximately $1.1 million of restructuring charges to earnings in the first quarter of 2001. This restructuring charge consisted of $652,000 of severance costs, $240,000 of lease terminations and $179,000 of asset write-offs. All costs were paid as of June 30, 2002. Our operating expenses were reduced by $750,000 to $1.0 million per quarter as a result of this restructuring.

    Other Income, net. Other income, net consists primarily of interest earned on our investing activities. Other income, net was $197,000 during the six months ended June 30, 2001 compared to other income, net of $77,000 during the six months ended June 30, 2002. Other income, net was $100,000 during the quarter ended June 30, 2001 compared to other income, net of $43,000 during the quarter ended June 30, 2002, primarily as a result of the decrease in interest income from a lower investment base and overall lower earned interest rate.

    Benefit from Income Taxes. We have recorded a valuation allowance against our carryforward tax benefits to the extent that we believe that it is more likely than not all of such benefits will not be realized in the near term. We perform our assessment of benefit realization and the associated valuation allowance on a quarterly basis. Our assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular we considered both our historical results and our projections of profitability for only reasonably foreseeable future periods. Our realization of the recorded net deferred tax assets is dependent on future taxable income and therefore, we cannot be assured that such benefits will be realized.

Liquidity and Capital Resources

    Cash and cash equivalents at June 30, 2002 were $1.7 million, decreasing by $88,000 from December 31, 2001. The decrease in cash and cash equivalents is primarily due to the net loss.

    For the six months ended June 30, 2001, net cash used by operating activities was $2.9 million compared to net cash used by operating activities of $99,000 for the six months ended June 30, 2002. Cash used by operating activities for the six months ended June 30, 2002 is primarily due to the first and second quarter net losses.

    Cash provided by investing activities was $2.8 million for the six months ended June 30, 2001 compared to cash used by investing activities of $67,000 for the six months ended June 30, 2002. The cash provided by investing activities is primarily due to the sale of marketable securities during the first half of 2001.

    Cash used in financing activities was $61,000 for the six months ended June 30, 2001. Cash provided by financing activities was $78,000 for the six months ended June 30, 2002. Cash provided by financing activities in 2002 resulted primarily from proceeds from common stock issuances through our Employee Stock Purchase Plan.

    At June 30, 2002, our principal sources of liquidity included cash and short-term investments of $7.6 million. In addition, we have a secured credit facility for up to $3.0 million, bearing interest at the bank's prime rate. As of June 30, 2002, we had $2.8 million available for borrowing and no debt outstanding.

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

    Nasdaq National Market Listing. Our common stock is traded on the Nasdaq National Market, which currently requires us to maintain at least $4 million in net tangible assets to remain listed on the Nasdaq National Market, among other minimum continued listing requirements. Effective November 1, 2002, the Nasdaq National Market has changed the continued listing requirements to include a minimum $10 million in stockholders' equity requirement instead of the $4 million net tangible assets requirement. As of June 30, 2002, our stockholders' equity was $6.9 million. Addressing this requirement will require us to pursue alternative courses of action which would have the effect of increasing our stockholders' equity to maintain our Nasdaq National Market listing or transfer our listing to another market, such as listing on the Nasdaq SmallCap Market. The effect of pursuing any such alternatives could, among other things, negatively affect the share price of our common stock, the liquidity of our stock or require the issuance of additional equity instruments to meet the National Market listing requirements.

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

ITEM 3.    QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of June 30, 2002 we had $6.0 million in short-term investments that are sensitive to market risks. Our investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. We do not own any derivative financial instruments. Due to the nature of our investment portfolio we are primarily subject to interest rate risk.

    Our investment portfolio includes fixed rate debt instruments that are primarily United States government and agency bonds of duration ranging from one to five years. The market value of these bonds is subject to interest rate risk, and could decline in value if interest rates increase. Any material change in the interest rates would not have a material change in the market value of our debt instruments. A hypothetical increase or decrease in market interest rates by 10% from June 30, 2002 would cause the fair market value of these short-term investments to change by an insignificant amount. Although the market value of these short-term investments would change due to the interest rate fluctuation, we have the ability to hold the investments to maturity, which would reduce overall market risk.

                           PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders.

      The Company held its annual meeting of shareholders on May 8, 2002. At the meeting the stockholders voted on the following actions:

a.    Election of Directors
       Nominees           Number of Votes For       Withhold  Authority
       --------           -------------------       -------------------
James T. Rothe, Ph.D.           8,301,886                     55,643
Charles P. Schneider            8,299,566                     57,963

b. Ratify the appointment of KPMG LLP as the Company's independent accountants for the fiscal year ending December 31, 2002.
       Affirmative Votes          Negative Votes       Abstentions
       -----------------          --------------       -----------
           8,317,297                  30,877              9,355

The foregoing results include the 731,851 shares of our Series A-1 Convertible Preferred Stock, all of which voted for the nominees and in favor of the proposal to ratify the appointment of KPMG LLP.

Item 6 - Exhibits and Reports on Form 8-K.

a.    Exhibits

   None

b.    Reports on Form 8-K

       We did not file any Current Reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          OPTIKA INC.
                                         (Registrant)




         8/13/2002                   /s/   Mark K. Ruport
      ---------------          -------------------------------
          (Date)                        Mark K. Ruport
                               President, Chief Executive Officer
                                   and Chairman of the Board



         8/13/2002                   /s/ Steven M. Johnson
      ---------------          -------------------------------
          (Date)                       Steven M. Johnson
                               Chief Financial Officer, Executive
                                  Vice President, Secretary
                                 and Chief Accounting Officer