Form 10-Q
period 2002-09-30
OPTIKA INC
filed 2002-11-13
CIK 1014920

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002


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

   8,326,486 shares of the Registrant's Common Stock, $.001 par value per share, were outstanding as of November 13, 2002.
================================================================================

                                      INDEX

                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

    Condensed Consolidated Balance Sheets as of September 30, 2002  and
     December 31, 2001(Unaudited)                                             1

    Condensed Consolidated Statements of Operations for the three-month
     and nine-month periods ended September 30, 2002 and 2001 (Unaudited)     2

    Condensed Consolidated Statements of Cash Flows for the nine-month
     periods ended September 30, 2002 and 2001 (Unaudited)                    3

    Notes to Condensed Consolidated Financial Statements (Unaudited)          4

Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                6

Item 3 - Quantitative and Qualitative Disclosures About Market Risk          14

Item 4 - Controls and Procedures                                             15


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                    15

Signatures and Certifications                                                16

                          OPTIKA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                             September 30,     December 31,
                                                                                 2002              2001
                                                                            ----------------  ---------------
                                                                               (unaudited)
Assets
Current assets:
   Cash and cash equivalents...........................................        $      1,953     $      1,746
   Short-term investments..............................................               5,962            5,950
   Accounts receivable, net of allowance for doubtful accounts of $118
     at September 30, 2002 and $110 at December 31, 2001...............               3,666            4,035
   Other current assets................................................                 523              537
                                                                            ----------------  ---------------
         Total current assets..........................................              12,104           12,268
                                                                            ----------------  ---------------

Property and equipment, net............................................                 996            1,364
Other assets...........................................................                 217              269
                                                                            ----------------  ---------------
                                                                               $     13,317     $     13,901
                                                                            ================  ===============
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable....................................................        $        315     $        486
   Accrued expenses....................................................                 607            1,210
   Accrued compensation expense........................................                 548              861
   Deferred revenue....................................................               4,893            3,949
                                                                            ----------------  ---------------
          Total current liabilities....................................               6,363            6,506
                                                                            ----------------  ---------------

Stockholders' equity:
   Common stock; $.001 par value; 25,000,000 shares authorized;
     8,326,486 and 8,214,713 shares issued and outstanding at September
     30, 2002 and December 31, 2001, respectively......................                   8                8
   Preferred stock; Series A-1 convertible, $.001 par value; 731,851 shares authorized, issued and outstanding at September 30, 2002
     and December 31, 2001.............................................               5,199            5,199
  Additional paid-in capital...........................................              29,162           29,051
  Accumulated deficit..................................................             (27,415)         (26,863)
                                                                            ----------------  ---------------
          Total  stockholders' equity..................................               6,954            7,395
                                                                            ----------------  ---------------
                                                                               $     13,317     $     13,901
                                                                            ================  ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          OPTIKA INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                   (In thousands, except per share amounts)

                                                         Three Months Ended               Nine Months Ended
                                                           September 30,                   September 30,
                                                    ----------------------------      -------------------------
                                                           2002         2001              2002          2001
                                                           ----         ----              ----          ----
Revenues:
   Licenses........................................   $     1,635   $    1,373        $    3,948    $    4,432
   Maintenance and other...........................         3,015        2,498             9,051         7,644
                                                         ---------     --------          --------      --------
      Total revenues...............................         4,650        3,871            12,999        12,076
                                                         ---------     --------          --------      --------
Cost of revenues:
   Licenses........................................           214          234               432           547
   Maintenance and other...........................           911          860             2,730         2,848
                                                         ---------     --------          --------      --------
      Total cost of revenues.......................         1,125        1,094             3,162         3,395
                                                         ---------     --------          --------      --------

Gross profit.......................................         3,525        2,777             9,837         8,681
                                                         ---------     --------          --------      --------
Operating expenses:
   Sales and marketing.............................         1,865        1,757             5,514         6,628
   Research and development........................         1,262        1,275             3,836         4,287
   General and administrative......................           384          389             1,150         1,391
   Restructuring and other non-recurring charges...             -            -                 -         1,071
                                                         ---------     --------          --------      --------
      Total operating expenses.....................         3,511        3,421            10,500        13,377
                                                         ---------     --------          --------      --------

Income (loss) from operations......................            14         (644)             (663)       (4,696)
Other income, net..................................            31           87               108           284
                                                         ---------     --------          --------      --------

Income (loss) before income tax provision..........            45         (557)             (555)       (4,412)
Income taxes.......................................             -            -                (3)            6
                                                         ---------     --------          --------      --------
Net income (loss)..................................            45         (557)             (552)       (4,418)
Preferred stock dividend...........................             -            -                 -          (447)
Accretion of preferred stock and beneficial
  conversion feature...............................             -            -                 -          (250)
Increase to income available to common stockholders
  from the exchange of preferred stock.............             -            -                 -         6,196
                                                         ---------     --------          --------      --------
Net income (loss) applicable to common stockholders   $        45   $     (557)       $     (552)    $   1,081
                                                         =========     ========          ========      ========
Basic net income (loss) per common share...........   $      0.01   $    (0.07)       $    (0.07)    $    0.13
                                                         =========     ========          ========      ========
Basic weighted average number of common shares
  outstanding......................................         8,314        8,200             8,280         8,174
                                                         =========     ========          ========      ========

Diluted net loss per common share..................   $      0.00   $    (0.07)       $    (0.07)    $   (0.49)
                                                         =========     ========          ========      ========
Diluted weighted average number of common shares
  outstanding......................................         9,263        8,200             8,280         8,973
                                                         =========     ========          ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          OPTIKA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (In thousands)

                                                                             Nine Months Ended September 30,
                                                                             ---------------------------------
                                                                                  2002              2001
                                                                                  ----              ----
Cash Flows From Operating Activities:
Net loss...............................................................      $          (552)   $      (4,418)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
   Depreciation and amortization.......................................                  515              789
   Loss on disposal of fixed assets....................................                   (3)             193
   Deferred tax expense................................................                   --               --
   Changes in assets and liabilities:
      Accounts receivable, net.........................................                  369              115
      Other assets.....................................................                   66              180
      Accounts payable.................................................                 (171)            (610)
      Accrued expenses.................................................                 (916)             345
      Deferred revenue.................................................                  944             (405)
                                                                             ----------------  ---------------
       Net cash provided (used) by operations..........................                  252           (3,811)
                                                                             ----------------  ---------------

Cash Flows From Investing Activities:
Capital expenditures...................................................                 (153)             (28)
Proceeds from sales of equipment.......................................                    9                7
Sale (purchase) of short-term investments, net.........................                  (12)           2,794
                                                                             ----------------  ---------------
       Net cash provided (used) by investing activities................                 (156)           2,773
                                                                             ----------------  ---------------

Cash Flows From Financing Activities:
Proceeds from issuance of common stock.................................                  111              127
Expenditures for preferred stock exchange..............................                   --             (151)
                                                                             ----------------  ---------------
       Net cash provided  (used) by financing activities...............                  111              (24)
                                                                             ----------------  ---------------

Net increase (decrease) in cash and cash equivalents...................                  207           (1,062)
Cash and cash equivalents at beginning of period.......................                1,746            2,192
                                                                             ----------------  ---------------
Cash and cash equivalents at end of period.............................      $         1,953   $        1,130
                                                                             ================  ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          OPTIKA INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      Basis of Presentation

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present our consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. We have made certain reclassifications, consistent with the Financial Accounting Standards Board's Emerging Issues Task Force Topic No. D-103, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred", to prior balances to conform to the current year presentation of out-of-pocket expenses incurred. Accordingly, reimbursable expenses of $215,000 and $279,000 for the nine months ended September 30, 2002 and 2001, respectively, and $91,000 and $92,000 for the quarter ended September 30, 2002 and 2001, respectively, are now reflected as revenue and cost of revenue. The consolidated results of operations for the periods ending September 30, 2002, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2002. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Annual Report on Form 10-K for the year ended December 31, 2001 of Optika Inc. (the "Company").

2.      Net Income (Loss) Per Common Share

     Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares outstanding plus all dilutive potential common shares outstanding. During the first nine months of 2002, 275,500 options to purchase our common stock were granted. During the first nine months of 2001, 1,496,600 options to purchase our common stock were granted.

     Net income applicable to common stockholders during the three and nine months ended September 30, 2001, includes certain adjustments included in the earnings per share computation relating to the $15 million convertible preferred stock private placement with Thomas Weisel Capital Partners L.P., which closed in February 2000 and the exchange of those preferred shares in May 2001. These results include an adjustment that is comprised of the accumulating 8% dividend on the convertible preferred stock and an allocation of the discount associated with the preferred stock issuance, prorated for the portion of the period that the preferred stock was outstanding.

     The following is the reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations (in thousands except per share data):
                                           Three Months Ended  Nine Months Ended
                                              September 30,       September 30,
                                             2002      2001     2002       2001
Basic Net Income (Loss) Per Share:
  Net income (loss) applicable to common
   stockholders.......................... $    45   $  (557) $  (552)  $  1,081
  Basic weighted average common shares
   outstanding...........................   8,314     8,200    8,280      8,174
  Basic net income (loss) per common
   share................................. $  0.01   $ (0.07) $ (0.07)  $   0.13

Diluted Loss Per Share:
  Net income (loss) applicable to common
   stockholders.......................... $    45   $  (557) $  (552)  $  1,081
  Preferred stock dividend, accretion and
   effect of exchange ...................      --        --       --     (5,499)
                                           ------    ------   ------    -------
                                               45      (557)    (552)    (4,418)
  Weighted average common shares
   outstanding...........................   8,314     8,200    8,280      8,174
  Dilutive effect of stock options.......      71        --       --         --
  Assumed conversion of preferred stock..     878        --       --        799
                                              ---   ------------------    -----
  Diluted weighted average common shares
   outstanding...........................   9,263     8,200    8,280      8,973
  Diluted net loss per common share...... $  0.00   $ (0.07) $ (0.07)  $  (0.49)

In 2002 and 2001, 2.9 million and 2.8 million options and warrants, respectively, were excluded from the dilutive stock calculation because of their antidilutive effect on net loss per share.

3.      Restructuring and other charges

     On February 6, 2001, we reduced our workforce by 42 employees to align our expenses more closely with revenues. This reduction in force resulted in approximately $1.1 million of restructuring charges in the first quarter of 2001. This restructuring charge consisted of $652,000 of severance costs, $240,000 of lease termination and $179,000 of asset write-offs. All costs have been paid.

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

Critical Accounting Policies

     Our significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2001. The accounting policies used in preparing our interim consolidated financial statements for the periods ending September 30, 2002 are the same as those described in our Annual Report on Form 10-K.

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

Results of Operations

Three and Nine Months Ended September 30, 2002 Compared to the Three and Nine Months Ended September 30, 2001

Revenues

     Total revenues increased 8% to $13.0 million, for the nine months ended September 30, 2002, from $12.1 million, for the nine months ended September 30, 2001. Total revenues increased 20% to $4.7 million for the quarter ended September 30, 2002 from $3.9 million for the quarter ended September 30, 2001.

     Licenses. License revenues decreased 11% to $3.9 million, during the nine months ended September 30, 2002, from $4.4 million, for the nine months ended September 30, 2001, and increased 19% to $1.6 million during the quarter ended September 30, 2002 from $1.4 million for the quarter ended September 30, 2001. License revenues represented 30% and 37% of the total revenues for the nine months ended September 30, 2002 and 2001, respectively and represented 35% of the total revenues for both quarters ended September 30, 2002 and 2001. The decrease in license revenues during the first nine months of 2002 is primarily due to decreases in sales made by APs in North America as a result of the sluggish economy. License revenues generated outside of the United States accounted for approximately 9% of our total license revenues for the nine months ended September 30, 2002, compared to 10% for the same period in 2001, and 8% and 10% for the quarters ended September 30, 2002 and 2001, respectively. The decrease in international license revenues as a percentage of total license revenue is a result of lower than expected European license revenues.

     Maintenance and Other. Maintenance revenues, exclusive of other revenue, increased 6% to $5.7 million during the nine months ended September 30, 2002, from $5.4 million for the nine months ended September 30, 2001 and increased 13% to $2.0 million for the three months ended September 30, 2002, from 1.8 million for the three months ended September 30, 2001. Maintenance revenue represented 44% and 45% of the total revenues for the nine months ended September 30, 2002 and 2001, respectively and represented 43% and 45% of the total revenues for the quarter ended September 30, 2002 and 2001, respectively. This annual increase was primarily a result of the maintenance revenues received from new customers and the impact of an overall pricing increase implemented at the beginning of the year. Other revenue, consisting primarily of consulting services, training and consulting fees represented 26% and 18% of total revenues for the nine months ended September 30, 2002 and 2001, respectively, and 22% and 20% of total revenues for the quarters ended September 30, 2002 and 2001, respectively. The increase in other revenue as a percentage of total revenue was primarily due to increased consulting, project management and implementation services resulting from our strong direct license revenue in 2002.

Cost of Revenues

     Licenses. Cost of licenses consists primarily of royalty payments to third-party vendors and costs of product media, duplication, packaging and fulfillment. Cost of licenses decreased to $432,000, or 11% of license revenues, from $547,000, or 12% of license revenues, for the nine months ended September 30, 2002 and 2001 respectively, and decreased to $214,000 or 13% of license revenues from $234,000, or 17% of license revenues, for the quarters ended September 30, 2002 and 2001, respectively. The absolute dollar decrease in cost of licenses is attributable to the decreased third party royalty payments on our software sales.

     Maintenance and Other. Costs of maintenance and other consists of the direct and indirect costs of providing software maintenance and support, training and consulting services to our APs, OEMs and end-users, and the cost of third-party software products. Cost of maintenance and other decreased to $2.7 million, or 30% of maintenance and other revenues, from $2.8 million or 37% of maintenance and other revenues for the nine months ended September 30, 2002 and 2001, respectively. Cost of maintenance and other increased to $911,000, or 30% of maintenance and other revenues, to $860,000, or 34% of maintenance and other revenues, for the quarters ended September 30, 2002 and 2001, respectively. Cost of maintenance and other decreased as a percentage of maintenance and other revenue as a result of decreased third-party contracting to fulfill consulting service contracts in 2002.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising and promotional expenses. Sales and marketing expenses decreased to $5.5 million, or 42% of total revenues, for the nine months ended September 30, 2002 from $6.6 million, or 55% of total revenues, for the nine months ended September 30, 2001. Sales and marketing expenses increased to $1.9 million, or 40% of total revenues, for the quarter ended September 30, 2002 from $1.8 million, or 45% of total revenues, for the quarter ended September 30, 2001. The nine-month year over year decrease in sales and marketing expenses is due to our restructuring activities in February 2001. We anticipate that sales and marketing expenses will increase in future quarters.

     Research and Development. Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, contractors, as well as the cost of facilities and equipment. Research and development expenses decreased to $3.8 million, or 30% of total revenues, for the nine months ended September 30, 2002 from $4.3 million, or 36% of total revenues, for the nine months ended September 30, 2001. Research and development expenses remained constant at $1.3 million, or 27% of total revenues, for the quarter ended September 30, 2002 from $1.3 million, or 33% of total revenues, for the quarter ended September 30, 2001. The nine-month year over year decrease in research and development is primarily the result of restructuring activities in February 2001. We anticipate that research and development expenses will continue at approximately this level throughout the year.

     General and Administrative. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel, and outside professional fees. General and administrative expenses decreased to $1.2 million, or 9% of total revenues, for the nine months ended September 30, 2002 from $1.4 million, or 12% of total revenues, for the nine months ended September 30, 2001. General and administrative expenses decreased to $384,000, or 8% of total revenues, for the quarter ended September 30, 2002 from $389,000, or 10% of total revenues, for the quarter ended September 30, 2001. The nine-month year over year decrease in general and administrative costs primarily is the result of the restructuring activities in February 2001. We anticipate that general and administrative expenses will increase in future quarters.

     Restructuring and Other Non-Recurring Charges. On February 6, 2001, we reduced our workforce by 42 employees to align our expenses more closely with revenues. This reduction in force resulted in approximately $1.1 million of restructuring charges to earnings in the first quarter of 2001. This restructuring charge consisted of $652,000 of severance costs, $240,000 of lease terminations and $179,000 of asset write-offs. All costs were paid as of September 30, 2002. Our operating expenses were reduced by $750,000 to $1.0 million per quarter as a result of this restructuring.

     Other Income, net. Other income, net consists primarily of interest earned on our investing activities. Net other income was $108,000 during the nine months ended September 30, 2002 compared to net other income of $284,000 during the nine months ended September 30, 2001. Net other income was $31,000 during the quarter ended September 30, 2002 compared to net other income of $87,000 during the quarter ended September 30, 2001. The decrease in net other income was the result of decreased interest income due to a lower investment base and a decline in interest rates.

     Benefit from Income Taxes. We have recorded a valuation allowance against our carryforward tax benefits to the extent that we believe that it is more likely than not all of such benefits will not be realized in the near term. We perform our assessment of benefit realization and the associated valuation allowance on a quarterly basis. Our assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular we considered both our historical results and our projections of profitability for only reasonably foreseeable future periods. Our realization of the recorded net deferred tax assets is dependent on future taxable income and therefore, we cannot be assured that such benefits will be realized. Based on management's current projections, we will continue to evaluate releasing a portion of the valuation allowance over the next year if planned operating results are achieved.

Liquidity and Capital Resources

     Cash and cash equivalents, including short-term investments, at September 30, 2002 was $7.9 million, increasing by approximately $219,000 from December 31, 2001. This increase is primarily the result of strong accounts receivable collections.

     For the nine months ended September 30, 2002, net cash provided by operating activities was $252,000 compared to net cash used by operating activities of $3.8 million for the nine months ended September 30, 2001. Cash provided by operating activities for the nine months ended September 30, 2002 is primarily due to strong accounts receivable collections.

     Cash used by investing activities was $156,000 for the nine months ended September 30, 2002 compared to cash provided by investing activities of $2.8 million for the nine months ended September 30, 2001. The cash provided by investing activities is primarily due to the sale of marketable securities during the first nine months of 2001.

     Cash provided by financing activities was $111,000 for the nine months ended September 30, 2002. Cash used by financing activities was $24,000 for the nine months ended September 30, 2001. Cash provided by financing activities in 2002 resulted primarily from the proceeds of sales of common stock through our employee stock purchase plan.

     At September 30, 2002, our principal sources of liquidity include cash and short-term investments of $7.9 million. In addition, we have a secured credit facility for up to $3.0 million, bearing interest at the bank's prime rate. As of September 30, 2002, we had $2.5 million available for borrowing and no other debt outstanding.

     We believe that our current cash and short-term investments, together with anticipated cash flows from operations and our bank credit facility, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Recent Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations, or cash flows.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations, or cash flows.

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

     In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002," which is effective for certain transactions occurring after May 15, 2002 and for financial statements issued on or after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 on May 15, 2002 did not have a material impact on the Company's consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit of Disposal Activities." This statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities. SFAS No. 146 is applicable to restructuring activities and costs related to terminating a contract that is not a capital lease and one time benefit arrangements received by employees who are involuntarily terminated. SFAS 146 supercedes EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 13, 2002 with earlier adoption encouraged. Previously issued financial statements will not be restated. The provisions of EITF 94-3 shall continue to apply for exit plans initiated prior to the adoption of SFAS No. 146. Accordingly, the adoption of SFAS No. 146 will not have a material impact on the Company's financial position, results of operations, or cash flows. The provisions of SFAS No. 146 could impact the accounting for any future exit and disposal activities, including the period in which exit costs are recorded.

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

     Nasdaq National Market Listing. Our common stock is traded on the Nasdaq National Market. Effective November 1, 2002, the Nasdaq National Market has changed the minimum continued listing requirements to include a minimum $10.0 million in stockholders' equity requirement instead of the $4.0 million net tangible assets previously required. For the period ended September 30, 2002, our stockholders' equity was $7.0 million, which is below the $10.0 million requirement. Consequently, we currently are not in compliance with the minimum requirements to maintain our listing on the Nasdaq National Market. We intend to seek an extension of time from Nasdaq to meet the new requirement and we currently intend to pursue Nasdaq's appeal process to determine if our specific facts warrant such an extension of time. If we should fail in our appeal efforts, our listing will be transferred to the Nasdaq SmallCap Market, provided that we continue to meet the listing requirements for that market, or, if we fail to meet the listing requirements for the Nasdaq SmallCap Market, our securities will be eligible for trading in the OTC market. Alternatively, in order to maintain our listing on the Nasdaq National Market, we may pursue alternative courses of action which would be intended to increase our stockholders' equity. The effect of pursuing any such alternatives could, among other things, negatively affect the share price of our common stock, the liquidity of our stock or require the issuance of additional equity instruments which could cause substantial dilution to existing stockholders.

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

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of September 30, 2002 we had $6.0 million in short-term investments that are sensitive to market risks. Our investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. We do not own any derivative financial instruments. Due to the nature of our investment portfolio we are primarily subject to interest rate risk.

     Our investment portfolio includes fixed rate debt instruments that are primarily United States government and agency bonds of duration ranging from one to five years. The market value of these bonds is subject to interest rate risk, and could decline in value if interest rates increase. Any material change in the interest rates would not have a material change in the market value of our debt instruments. A hypothetical increase or decrease in market interest rates by 10% from September 30, 2002 would cause the fair market value of these short-term investments to change by an insignificant amount. Although the market value of these short-term investments would change due to the interest rate fluctuation, we have the ability to hold the investments to maturity, which would reduce overall market risk.

Item 4. Controls and Procedures

     Within the 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

     There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date of our most recent evaluation.


                           PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K.

a) Exhibits.

Exhibit No.  Description
4.1* Amended and Restated Rights Agreement dated as of July 29, 2002 by and between Optika Inc. and Computershare Trust Company, Inc. as Rights Agent.
99.1         Certification of Chief Executive Officer.
99.2         Certification of Chief Financial Officer.

* Incorporated by reference to Exhibit 4.1 in Registrant's Current Report on Form 8-K dated July 29, 2002 filed with the Securities and Exchange Commission on August 13, 2002 (File No. 0-28672).

b) Reports on Form 8-K. During the quarter ended September 30, 2002, we filed a Current Report on Form 8-K dated July 29, 2002 under Item 5. Other Events and Item 7. Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                            OPTIKA INC.
                                                                    (Registrant)


             11/13/2002                         /s/   Mark K. Ruport
        ---------------------        ------------------------------------------
               (Date)                                 Mark K. Ruport
                                           President, Chief Executive Officer
                                                and Chairman of the Board

             11/13/2002                         /s/ Steven M. Johnson
        ---------------------        ------------------------------------------
               (Date)                               Steven M. Johnson
                                      Chief Financial Officer, Executive Vice
                                      President, Secretary and Chief Accounting
                                                     Officer

                                 CERTIFICATIONS

I, Mark K. Ruport, President and Chief Executive Officer of Optika Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Optika Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002
                                            /s/ Mark K. Ruport
                                            -----------------------------------
                                            Mark K. Ruport
                                            President and Chief Executive
                                            Officer





I, Steven M. Johnson, Executive Vice President and Chief Financial Officer of Optika Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Optika Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
                                        /s/ Steven M. Johnson
                                        --------------------------------------
                                            Steven M. Johnson
                                            Executive Vice President and Chief
                                            Financial Officer

                                 EXHIBIT INDEX

Exhibit No.  Description
4.1* Amended and Restated Rights Agreement dated as of July 29, 2002 by and between Optika Inc. and Computershare Trust Company, Inc. as Rights Agent.
99.1         Certification of Chief Executive Officer.
99.2         Certification of Chief Financial Officer.

* Incorporated by reference to Exhibit 4.1 in Registrant's Current Report on Form 8-K dated July 29, 2002 filed with the Securities and Exchange Commission on August 13, 2002 (File No. 0-28672).