Form 10-K
period 2002-12-31
OPTIKA INC
filed 2003-03-26
CIK 1014920

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2002

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
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes    X       No
                                                   ----------    --------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).      Yes             No  X
                                              -----------   ----------

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 28, 2002 as reported on the NASDAQ National Market, was approximately $11,338,402. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 20, 2003, the registrant had outstanding 8,362,799 shares of common stock and 731,851 shares of preferred stock.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 8, 2003 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                                   OPTIKA INC.
                         2002 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS


                                                                          PAGE
PART I
   Item 1  Business..........................................................2
   Item 2  Properties.......................................................13
   Item 3  Legal Proceedings................................................13
   Item 4  Submission of Matters to a Vote of Security Holders..............13

PART II
   Item 5  Market for Registrant's Common Equity and Related Stockholder
           Matters..........................................................14
   Item 6  Selected Financial Data..........................................15
   Item 7  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................16
   Item 7A Quantitative and Qualitative Disclosures About Market Risk.......23
   Item 8  Financial Statements and Supplementary Data......................23
   Item 9  Changes In and Disagreements with Accountants on Accounting and
           Financial Disclosure.............................................23

PART III
   Item 10 Directors and Executive Officers of Registrant...................24
   Item 11 Executive Compensation...........................................24
   Item 12 Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters..................................24
   Item 13 Certain Relationships and Related Transactions...................24
   Item 14 Controls and Procedures..........................................24

PART IV
   Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K..25
   Signatures...............................................................43
   Certifications...........................................................44

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

ITEM 1.  BUSINESS

Introduction

    Optika(R) Inc. is a leading enterprise content management (ECM) provider of imaging, workflow, collaboration and records management software. Optika's Acorde family of ECM software solutions, including Acorde Context(TM), Acorde Process(TM), Acorde Resolve(TM), Acorde Application Link and Acorde Records Manager(TM), allows companies to manage complex business processes and transactions efficiently and effectively leverage their enterprise resource planning (ERP) and line-of-business (LOB) systems. Acorde provides the ability to access and store multiple formats of business content, both digital and non-digital; automate processes across the organization and externally with partners and customers; and enable online collaboration around these paper-intensive or complex processes in real and near time. Built on a three-tier, scalable and extensible platform, Acorde delivers a variety of client desktops, including Windows and Web and easily integrates with third-party applications such as ERP systems. The Acorde product family allows organizations to improve processing efficiency, reduce operating costs and increase customer and partner service and satisfaction, resulting in significant return on investment.

Background

    Over the past few years, companies have felt increasing pressure to deliver process efficiency and service improvements. These companies have attempted to optimize core transaction processes to respond to competition, enhance service to customers and vendors and improve their operating margins. Our goal is to answer this marketplace need and make organizations more efficient by decreasing the cost of business transactions and their associated cycle-times and increasing the productivity of their workforces.

    We are able to achieve this goal by leveraging and integrating ERP and other critical LOB applications with context and process solutions, and extending them outside the organization with collaboration tools. By doing this, we help our customers leverage the strategic investments they have made in business systems, reduce their cost of operations, and provide security for their critical business documents. This not only has a large favorable impact on the financial aspects of our customers' businesses, but it also helps our customers increase vendor and customer satisfaction.

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

    Business drivers are those factors that compel a customer to look for a solution such as Optika's Acorde to satisfy their business requirements. Business drivers are often described by chief financial officers, chief information officers and business managers as follows:

o Increase process and transaction efficiency. This need is defined in terms of lowered costs of doing business and generating higher levels of service. This especially applies to processes that have high transaction volumes along with content and supporting documents beyond the transaction itself.
o Reduce transaction cycle times. Time is money and the ability to process transactions in an expedited fashion is imperative. Due to the enormous costs involved, this is particularly important when dealing with transactions that are out of tolerance or need to be addressed in a unique fashion.
o Reduce operating expenses. Many organizations are facing limited or stagnant growth. When shareholder value cannot be enhanced by growing revenues, it becomes necessary to focus on improving business processes to drive down costs and improve profit margins.
o Accomplish the same amount of work with fewer people or more work with the same number of people. Obviously, this goal cannot be achieved without an improvement in business process management.
o Control the proliferation of paper. Some companies are virtually drowning in a sea of paper and need to evolve to electronic methods to speed processes and reduce storage requirements. This is not only a cost imperative, but a security imperative as well.
o Manage multiple sources of business data. It is not unusual to find companies where the transaction data needs to be supported by documents and data from several additional systems. The task of managing this data and the multiple systems that contain it can be daunting.
o Protect critical business assets - corporate information. Organizations in every industry must protect corporate information through records management. Factors driving companies to deploy a records management strategy include:
        o   Litigation
        o   Risk Management
        o   Mergers & Acquisitions
        o   Globalization
        o   Security
        o   Privacy
        o   Public and Private Sector Access Policies

    Another important business driver is the increasing focus on integrating an organization's key business partners, such as vendors and customers, into the organization's traditional business processes. Although e-business was initially thought of as a revolutionary way to market, sell and purchase goods and services, the industry is now realizing the even greater potential of e-business in changing the way businesses work with their supply chain partners as well as provide information and interaction for employees, customers and partners. Therefore, companies must now find ways to not only manage their electronic and paper-intensive transactions more efficiently, but to involve each constituency by extending enterprise applications to remote users via the Internet. We believe that collaborative tools, Web services and portals are emerging as key components in any organization's strategic technology plan. By providing solutions that enable more efficient processes, seamless integration with existing infrastructures and interaction among all related participants, we are delivering operational savings throughout the back-office.

OPTIKA ACORDE

    The Acorde product family is changing the way organizations process, fulfill and support business transactions through the following solutions:

Acorde Context

    To efficiently conduct business transactions, both between internal departments and externally with vendors and customers, businesses need immediate access to all relevant transaction information, regardless of how it is executed. Acorde Context enables companies to securely capture, store, retrieve and display transaction documents and information, regardless of source or type. Acorde Context can manage both paper and electronic documents, as well as electronic (COLD) reports, and provide seamless integration to a company's critical LOB applications. Acorde Context allows organizations to increase user productivity and improve information sharing across the enterprise.

Acorde Process

    Many companies have pared resources to the point that they have driven employees to a level of frustration that few deem tolerable. Corporate executives and stockholders consistently want more: more revenues, more profitability and "more with less" from all departments. To help organizations achieve operational efficiency and cost savings, Optika provides Acorde Process, sophisticated workflow technology for automating processes and delivering business transaction information within the enterprise and over the Web to external users. Acorde Process helps organizations process more transactions with fewer resources, resulting in more effective back-office operations and significantly enhanced transaction efficiency.

Acorde Resolve

    Analyst reports show that approximately 11% of organizations' business transactions have problems or discrepancies, such as short shipments, quantity mismatches and substitutions. The resolution of these failures typically requires time-intensive, manual processes involving research and approval on a number of levels within multiple organizations. In addition, the cost to process these problem transactions is nearly equal to the cost to process all transactions that complete successfully. Acorde Resolve allows businesses to build collaboration hubs, which deliver interactive tools in a virtual office environment, for resolving and collaborating around transactions and their inherent discrepancies internally and with trading partners. As a result, companies can more efficiently resolve transaction issues to cut costs and improve relationships with key customers and vendors.

Acorde Application Link

    Leveraging industry standards and providing a variety of client desktops, Acorde also enables companies to integrate with LOB and third party applications such as ERP systems. With pre-built integrations for J.D. Edwards OneWorld, WorldSoftware, XE and ERP 8; Oracle E-Business Suite; Microsoft Business Solutions and PeopleSoft, Optika delivers a seamless way to extend the functionality of these enterprise business applications with minimal implementation time and effort. Acorde Application Link also allows organizations to seamlessly integrate with any existing infrastructure or system, enabling them to cost-effectively take advantage of and leverage the investments they have already made in their crucial business systems.

Acorde Records Manager

    Due to recent corporate financial scandals, Sarbanes-Oxley legislation and many new SEC regulations, records management is a crucial issue for many companies. Optika's Acorde Records Manager responds to this critical need by enabling the identification, classification, tracking and management of all forms of information from inception through destruction or archival. With Acorde Records Manager, companies can achieve legal compliance with the maintenance and destruction of business records.

SALES AND MARKETING

Sales

    We employ a blended sales model, consisting of a worldwide indirect sales network of Advantage Partners, or APs, and a direct sales force that covers North American territories and territories in South America and Europe. We also use a Solution Services team of system architects and program managers to support our account executives and APs in enterprise system design, planning, implementation, and rollout. License revenues from APs accounted for 48% of our license revenues for the year ended December 31, 2002.

Indirect Sales

    Our APs are value added resellers responsible for identifying potential end-users, selling our products to the end-users as part of a complete hardware and software solution, customizing and integrating our products at the end-users' sites, and providing support and maintenance to the end-users following the sale. Our APs currently include large organizations selling a wide variety of products, smaller organizations focused on imaging, application-oriented organizations and geographically-focused organizations. Our written agreements with our APs establish a price at which the AP is eligible to license our software for resale to end-users, the maintenance fee revenues which must be remitted back to us, and other material terms and conditions. These agreements generally do not grant exclusivity to APs, do not prevent APs from carrying competing product lines and do not require APs to sell any particular dollar amount of our software. However, the agreements may be terminated at our election if specified annual sales targets are not attained. Actual sales contracts are between the APs and the end-users, although we directly license our software to end-users through their acceptance of a standard shrink-wrapped license agreement. We support our APs through dedicated personnel at our headquarters in Colorado Springs, Colorado, and a network of field offices. Services range from joint marketing efforts to assistance with pricing and proposals to technical product support. Our strategy is to target our marketing activities toward our most productive APs, and to recruit additional APs in key geographical and vertical markets. Our AP program is a crucial element of our business strategy.

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

International Sales

    For the years ended December 31, 2002, 2001 and 2000, we generated approximately 9%, 12% and 15%, respectively, of our total revenues from international sales. We currently maintain an office in the United Kingdom to support our European APs and an office in Brazil to support our Latin American APs.

Marketing

    Optika has a fully integrated marketing program to support our sales strategy. Marketing efforts are organized into marketing communications, product marketing, strategic alliances, lead generation, channel marketing and Internet marketing. We support these efforts by issuing frequent announcements to the press, communicating with key industry analysts, participating in tradeshows, telemarketing and direct mailing to prospective customers, developing and maintaining Internet services, and advertising in industry periodicals and magazines. We also participate with channel partners in joint marketing efforts. The targeted audience is Fortune 1000 and Global 2000 companies in the manufacturing, retail, distribution, architecture/engineering/construction, financial services, higher education, and public sector industries.

Customers

    As of February 28, 2003, we have sold to an established base of over 2,000 Optika customers through our blended sales model of APs and direct sales force. Our solutions are applicable and have been installed in a wide variety of industries to process, fulfill and support business transactions.

    No AP or end-user accounted for more than 10% of our total revenues for the year ended December 31, 2002.

SERVICE AND SUPPORT

    We believe that a high level of customer service and support is critical to our performance. We provide technical support, maintenance, training and consulting to our APs, who are in turn primarily responsible for providing technical support services directly to end-users. We also provide such support directly to our end-users on an as-needed basis. These services are designed to increase end-user satisfaction, provide feedback to us as to end-users' demands and requirements, and generate recurring revenue. We plan to continue expanding our services and support programs as the depth and breadth of our products increase.

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

Technical Support and Software Maintenance

    In conjunction with our APs, we offer end-users a software maintenance program. The maintenance program includes software updates provided by us to the end-user, and technical support provided by the AP. We provide telephone consultation services to the AP to respond to end-user technical questions that the AP is unable to answer. Internet support services are also available that provide access to important technical support information, streamline the process of interacting with the support organization and provide access to the technical support knowledge base. An AP typically charges the end-user a fee for maintenance and support of the entire system, including software and hardware. In turn we charge the AP a fee of between 10% and 17% on an annual basis of the then-current list prices of the licensed software.

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

    As of February 28, 2003, our research and development organization consisted of 32 full-time employees in Colorado Springs, Colorado. During 2002, 2001 and 2000, research and development expenses were $5.1, $5.6 and $8.4 million, respectively. As of December 31, 2002, we had expensed all of our internal software development costs as incurred.

COMPETITION

    The market for Optika's Acorde product is intensely competitive and can be significantly affected by new product introductions and other market activities of industry participants. We believe that the principal competitive factors affecting our market include product features such as adaptability, scalability, ability to integrate with third-party products, functionality, ease of use, product reputation, quality, performance, price, customer service and support, effectiveness of sales and marketing efforts, and company reputation. Our principal direct competitors for our Acorde products include FileNet Corporation, IBM Corporation, Legato Systems Inc. (formerly OTG Software Inc.) and Hyland Software Inc. We also compete with industry-specific application vendors. Numerous other software vendors also compete in each product area. Potential competitors include, without limitation, providers of document management software products, providers of document archiving products, and Relational Database Management System, or RDBMS, vendors. In addition, we may face competition from other established and emerging companies in new market segments, such as e-business.

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

EMPLOYEES

    At February 28, 2003, we had 123 full-time employees in 16 cities. Of these employees, 32 were involved in research and development, 62 in sales and marketing, 18 in technical support and training, and 11 in administration and finance. No employees are covered by any collective bargaining agreements. We believe that our relationship with our employees is good.


EXECUTIVE OFFICERS OF THE COMPANY

    Optika's executive officers and key employees, and their ages as of February 28, 2003 are:

      Name                        Age                   Position
      -----------------------     ---       -----------------------------------
      Mark K. Ruport               50       President, Chief Executive Officer
                                            and Chairman of the Board of
                                            Directors
      Steven M. Johnson            41       Executive Vice President, Chief
                                            Financial Officer and Secretary
      Thomas M. Rafferty           57       Vice President--Research and
                                            Development, Engineering and
                                            Customer Support
      Christopher J. Ryan          48       Vice President--Marketing
      James A. Franklin            46       Vice President--North American
                                            Direct Sales
      Michael J. Rodsater          58       Vice President--North American
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

    Steven M. Johnson has served as our Executive Vice President--Chief Financial Officer since February 2001, and as our Secretary since May 1996. He also served as our Vice President--Finance and Administration and Chief Financial Officer from September 1992 to February 2001, as our interim Chief Executive Officer from October 1994 to February 1995 and as our interim Vice President of North American Channel Sales from July 1998 through December 1998. Prior to joining us, from February 1988 to September 1992, Mr. Johnson was Vice President-Finance and Chief Financial Officer, of Insurance Auto Auctions, Inc., a publicly held company.

    Thomas M. Rafferty has served as our Vice President--Research and Development, Engineering and Customer Support since February 2001. He also served as our Vice President--Research and Development from March 1999 through February 2001. Prior to joining us, Mr. Rafferty was Vice President of Engineering at Regenisys Corporation, a Phoenix software company specializing in rules-finding products from August 1997 to March 1999. From August 1994 to July 1997, Mr. Rafferty was Vice President of Engineering for Data Research Associates, a leading vendor of library automation software. From October 1991 to July 1994, Mr. Rafferty was a founder of Integrated Technologies, Inc., a software company that built a framework development architecture based on object-oriented technology providing for rapid integration of new technologies and applications.

    Christopher J. Ryan has served as our Vice President--Marketing since July 2001. Prior to joining us, Mr. Ryan was Vice President of Worldwide Product Marketing for FrontRange, Inc., an international supplier of CRM solutions from October 2000 to June 2001. From August 1998 to September 2000, he served as Co-founder and Chief Marketing Officer of deuxo, Inc. (formerly Saligent Software, Inc.), a supplier of lead management and marketing automation software. From October 1997 to August 1998, Mr. Ryan was Director of Industry and Integrated Marketing for PeopleSoft, Inc., a supplier of human resource management and enterprise resource planning solutions. From May 1993 to October 1997, he served as Director of Field Marketing and Director of Product Marketing for Sybase, Inc., a $1 billion supplier of database and middleware solutions. From February 1988 to October 1993, Mr. Ryan served as President of IdeaWorks Marketing, a direct marketing services firm he co-founded.

    James A. Franklin has served as Vice President--North American Direct Sales West since February 2001. He also served as our Western Regional Vice President of Sales from January 1999 to February of 2001. Prior to joining us, Mr. Franklin was the Western Region District Manager for GIGA Information Group, Inc., a publicly held information technology analyst firm from 1996 to 1998. From 1994 to 1996, Mr. Franklin was the Director of Business Development for Geo/SQL Corporation, a leading vendor of enterprise geographic information systems, in Denver, Colorado. Mr. Franklin was responsible for direct and OEM sales. From 1988 to 1994, Mr. Franklin held senior sales and executive management positions for multiple information technology consulting and software firms.

    Michael J. Rodsater has served as our Vice President--North American Indirect Sales since October 1999. Prior to joining us, Mr. Rodsater was Director of Sales for EIS International, a leading provider of call center software, from October 1997 to September 1999. From September 1995 to June 1997, Mr. Rodsater was Director of Indirect Sales for Houston Cellular, a wireless communications company. From March 1994 to September 1995, Mr. Rodsater was Director of Retail Development for United States Cellular Corporation, a wireless communications company. From March 1993 to March 1994, Mr. Rodsater was Director of Sales and Marketing for Onyx Graphics Corporation, an imaging software and printing solutions company.

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

    Capital Requirements. We believe that our existing cash balances and liquid resources will be sufficient to fund our operating activities, capital expenditures and other obligations through at least the next twelve months. Recently capital market conditions have materially and adversely affected the ability of many technology companies to raise additional capital in both private and public markets. If market conditions do not improve and we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we may be required to reduce our planned expenditures and scale back the scope of our business plan.

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

    Sales and Distribution Channels. Our future results of operations will depend on the success of our marketing and distribution strategy, which relies, to a significant degree, upon APs to sell and install our software, and provide post-sales support. These relationships are usually established through formal agreements that generally do not grant exclusivity, do not prevent the distributor from carrying competing product lines and do not require the distributor to purchase any minimum dollar amount of our software. Some APs may not continue to represent Optika or sell our products. Other APs, some of which have significantly greater financial, marketing and other resources than we have, may develop or market software products that compete with our products or may otherwise discontinue their relationship with, or support of, us. Some of our APs are small companies that have limited financial and other resources that could impair their ability to pay us. Selling through indirect channels may hinder our ability to forecast sales accurately, evaluate customer satisfaction or recognize emerging customer requirements. Our future results of operations also depend on the success of our efforts to build a direct sales force.

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

    Competition. The market for our product offerings is intensely competitive and can be significantly affected by new product introductions and other market activities of industry participants. We anticipate that the collaborative commerce market will also be highly competitive and subject to competitive forces that do not currently exist. Our competitors offer a variety of products and services to address the document management market and the emerging market for e-business solutions. Because our products are designed to operate in non-proprietary computing environments and because of low barriers to entry in the marketplace, we expect additional competition from established and emerging companies, as the market for our products continues to evolve. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties, to increase the ability of their products to address the needs of our prospective customers. In addition, several competitors have recently made, or attempted to make, acquisitions to enter the market or increase their market presence. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share.

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

    International Operations. Sales outside the United States accounted for approximately 9%, 12% and 15% of our revenues in 2002, 2001 and 2000, respectively. We have only limited experience in developing localized versions of our products and we may not be able to successfully localize, market, sell and deliver our products internationally. Our inability to successfully expand our international operations in a timely manner, or at all, could materially and adversely affect our business and results of operations. Our international revenues may be denominated in foreign currencies or the U.S. dollar. We do not currently engage in foreign currency hedging transactions; as a result, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies and could make our software less price-competitive.

    Product Liability. Our license agreements typically contain provisions designed to limit our exposure to potential product liability claims. These limitations of liability provisions may not be effective under the laws of certain jurisdictions. The sale and support of our products may entail the risk of such claims, and we could be subject to such claims in the future. A successful product liability claim against us could have a material adverse effect upon our business and results of operations. Software products such as those we offer frequently contain errors or failures, especially when first introduced or when new versions are released. We have in the past released products that contained defects, and have discovered software errors in certain of our new products and enhancements after introduction. We could in the future lose or delay recognition of revenues as a result of software errors or defects, the failure of our products to meet customer specifications or otherwise. Our products are typically intended for use in applications that may be critical to a customer's business. As a result, we expect that our customers and potential customers have a greater sensitivity to product defects than the market for general software products. Despite our testing and testing by current and potential customers, errors or defects may be found in new products or releases after commencement of commercial shipments, and our products may not meet customer specifications, resulting in loss or deferral of revenues, diversion of resources, damage to our reputation, or increased service and warranty and other costs.

     Common Stock Price Volatility. Effective February 4, 2003 our common stock began trading on the NASDAQ Small Cap Market under the symbol "OPTK." Previously, our stock was traded on the NASDAQ National Market under the same symbol. The market price of our shares of common stock has been, and is likely to continue to be, highly volatile and may be significantly affected by factors such as:

o   Actual or anticipated fluctuations in our operating results
o   Announcements of technological innovations
o   New products or new contracts by us or our competitors
o   Sales of common stock by management, directors or other related parties
o   Sales of significant amounts of common stock into the market
o   Potential for less liquidity in our stock as traded on the Small Cap Market
o   Developments with respect to proprietary rights
o   Conditions and trends in the software and other technology industries
o   Adoption of new accounting standards affecting the software industry
o   Changes in financial estimates by securities analysts and others
o   General market conditions
o   Other factors that may be unrelated to us or our performance

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

    Change In Company Control. Certain provisions of our certificate of incorporation, equity incentive plans, bylaws, and Delaware law may discourage certain transactions involving a change in control of our company, even if such a transaction would be in the best interest of our stockholders. Our classified Board of Directors and the ability of the Board of Directors to issue "blank check" preferred stock without further stockholder approval, may have the effect of delaying, deferring or preventing a change in our control and may also affect the market price of our stock. We also have a stockholders rights plan under which all stockholders of record as of July 18, 2001 received one right for each share of common stock then owned by them to purchase, upon the occurrence of certain triggering events, one one-hundredth of a share of Series B Preferred Stock at a price of $30, subject to adjustment. The rights are exercisable only if a person or group acquires 15% or more of our common stock in a transaction not approved by our Board of Directors. These provisions and certain other provisions of our Amended and Restated Certificate of Incorporation and certain provisions of our Amended and Restated Bylaws and of Delaware law, could delay or make more difficult a merger, tender offer or proxy contest.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Effective February 4, 2003 our common stock began trading on the NASDAQ Small Cap Market under the symbol "OPTK." Previously, our stock was traded on the NASDAQ National Market under the same symbol. The following table sets forth the high and low closing sale prices per share of the common stock for the periods indicated, as reported on the NASDAQ National Market.

Quarter Ended                                            HIGH       LOW
-------------                                            ----       ---
December 31, 2002.....................................$  1.20     $  .64
September 30, 2002....................................$  1.68     $  .85
June 30, 2002.........................................$  2.34     $ 1.47
March 31, 2002........................................$  2.74     $ 1.00
December 31, 2001.....................................$  1.29     $  .69
September 30, 2001....................................$  1.30     $  .72
June 30, 2001.........................................$  1.45     $  .93
March 31, 2001........................................$  2.09     $  .75

    As of March 20, 2003 we estimate there were approximately 150 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or "street" name accounts through brokers.

    We have never declared or paid any cash dividends on our capital stock since our inception, and do not expect to pay cash dividends on our common stock in the foreseeable future. Our bank line of credit currently prohibits the payment of cash dividends without the consent of the bank.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Report. The consolidated statement of operations data for each of the three years in the period ended December 31, 2002 and the consolidated balance sheet data at December 31, 2002 and 2001, are derived from the audited consolidated financial statements included in this Report. The consolidated statement of operations data for the two years ended December 31, 1999 and 1998, and the consolidated balance sheet data at December 31, 2000, 1999 and 1998, are derived from audited consolidated financial statements not included in this Report.

                                              Year Ended December 31,
                                      2002     2001     2000     1999     1998
                                     ------   ------   ------   ------   ------
Consolidated Statement of              (in thousands, except per share amounts)
Operations:
Revenues:
  Licenses........................ $  5,655 $  6,306 $  5,241 $ 11,457 $ 11,128
  Maintenance and other...........   12,218   10,354   10,865   10,585    7,537
                                     ------   ------   ------   ------   ------
    Total revenues................   17,873   16,660   16,106   22,042   18,665
                                     ------   ------   ------   ------   ------
Cost of revenues:
  Licenses........................      575      873      562      821      434
  Maintenance and other...........    3,674    3,669    4,961    4,224    3,392
                                     ------   ------   ------   ------   ------
    Total cost of revenues........    4,249    4,542    5,523    5,045    3,826
                                     ------   ------   ------   ------   ------
Gross profit......................   13,624   12,118   10,583   16,997   14,839
                                     ------   ------   ------   ------   ------
Operating expenses:
  Sales and marketing.............    7,533    8,198   13,672   10,963   12,972
  Research and development........    5,128    5,591    8,434    5,635    5,332
  General and administrative......    1,612    1,792    2,392    1,997    2,714
  Restructuring and other charges        --    1,071       --       --      425
                                     ------   ------   ------   ------   ------
    Total operating expenses......   14,273   16,652   24,498   18,595   21,443
                                     ------   ------   ------   ------   ------
Loss from operations..............     (649)  (4,534) (13,915)  (1,598)  (6,604)
Other income......................      128      368      852      300      218
                                     ------   ------   ------   ------   ------
Loss before income tax expense
 (benefit)........................     (521)  (4,166) (13,063)  (1,298)  (6,386)
Income tax expense (benefit)......       (3)       8    2,978     (454)  (1,276)
                                     ------   ------   ------   ------   ------
Net loss..........................     (518)  (4,174) (16,041)    (844)  (5,110)
Preferred stock dividend..........       --     (447)  (1,037)      --       --
Accretion of preferred stock and
 beneficial conversion feature....       --     (250)  (5,027)      --       --
Increase to income available to
 common stockholders from the
 conversion of preferred stock....       --    6,196       --       --       --
                                     ------   ------   ------   ------   ------
Net income (loss) applicable to
 common stockholders.............. $   (518)$  1,325 $(22,105)$   (844) $(5,110)
                                     ======   ======   ======   ======   ======

Basic net income (loss) per common
 share ........................... $  (0.06)$   0.16 $  (2.78)$  (0.12) $ (0.73)
Basic weighted average number of
 common shares outstanding........    8,292    8,184    7,948    7,192    6,989
Diluted net loss per common share. $  (0.06)$  (0.46)$  (2.78)$  (0.12) $ (0.73)
Diluted weighted average number of
 common shares outstanding........    8,292    8,984    7,948    7,192    6,989

                                                     December 31,
                                      2002     2001     2000     1999     1998
                                     ------   ------   ------   ------   ------
Consolidated Balance Sheet Data:                   (in thousands)
Cash, cash equivalents and short-
 term investments................. $  8,408 $  7,696 $ 11,704 $  7,182 $  7,811
Working capital...................    5,860    5,762    8,512    5,737    6,176
Total assets......................   13,889   13,901   18,524   18,097   18,537
Redeemable convertible preferred
 stock............................       --       --   10,849       --       --
Total stockholders' equity .......    6,988    7,395      769   11,356   11,820

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

OVERVIEW

    Optika(R) Inc. is a leading enterprise content management (ECM) provider of imaging, workflow, collaboration and records management software. Optika's Acorde family of ECM software solutions, including Acorde Context(TM), Acorde Process(TM), Acorde Resolve(TM), Acorde Application Link and Acorde Records Manager(TM), allows companies to manage complex business processes and transactions efficiently and effectively leverage their enterprise resource planning (ERP) and line-of-business (LOB) systems. Acorde provides the ability to access and store multiple formats of business content, both digital and non-digital; automate processes across the organization and externally with partners and customers; and enable online collaboration around these paper-intensive or complex processes in real and near time. Built on a three-tier, scalable and extensible platform, Acorde delivers a variety of client desktops, including Windows and Web and easily integrates with third-party applications such as ERP systems. The Acorde product family allows organizations to improve processing efficiency, reduce operating costs and increase customer and partner service and satisfaction, resulting in significant return on investment.

    The license of our software products is typically an executive-level decision by prospective end-users and generally requires our sales staff and/or our Advantage Partners (APs) to engage in a lengthy and complex sales cycle (typically between six and twelve months from the initial contact date). We distribute our products through a direct sales force and a network of APs. For 2002, approximately 48% of our license revenues were derived from our APs and the remaining license fees were derived from direct sales. However, no individual customer accounted for more than 10% of our total revenues. For the years ended December 31, 2002, 2001 and 2000, we generated approximately 9%, 12% and 15%, respectively, of our total revenues from international sales. Our revenues consist primarily of license revenues, which are comprised of one-time fees for the license of our products, service revenues, and maintenance revenues, which are comprised of fees for upgrades and technical support. Our APs, which are responsible for the installation and integration of the software for their customers, enter into sales agreements with the end-user, and license software directly from us. We license software directly to the end-user through software license agreements. Annual maintenance agreements are also entered into between the APs and the end-user, and the APs then purchase maintenance services directly from us. For 2002 and 2001, approximately 32% and 38%, respectively, of our total revenues were derived from software licenses and approximately 43% of our total revenues were derived from maintenance agreements. For 2002 and 2001, other revenues, which are comprised of training, consulting and implementation services, and third-party hardware and software products, accounted for 25% and 19%, respectively, of our total revenues.

CRITICAL ACCOUNTING POLICIES

    This section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.

    On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, income taxes, bad debts, restructuring charges, contingencies and litigation. We base our estimates and judgments on historical experience, forecasts and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

    We earn our revenue primarily from software licenses and related service. Our revenue is recognized in accordance with Statement of Position 97-2 (SOP 97-2), as amended by Statement of Position 98-9. For sales made either through our APs or by us, we generally recognize license revenue upon shipment when a non-cancelable license agreement has been signed or a purchase order has been received, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The license fees are not assumed to be fixed or determinable if the fees are due more than 12 months after delivery or are based on achievement of a milestone. Where applicable, fees from multiple element arrangements are unbundled and recorded as revenue as the elements are delivered to the extent that vendor specific objective evidence, or VSOE, of fair value exists for the various elements. We establish VSOE of fair value on maintenance and professional services elements based on prices charged when the same elements are sold in separate transactions. We have not established VSOE on license elements. Revenue on undelivered and delivered elements is recorded using the residual method in accordance with SOP 97-2, as amended.

    Software maintenance revenues are deferred and recognized ratably over the maintenance period, which is generally one year. The unrecognized portion of software maintenance revenues is recorded in the accompanying balance sheets as deferred revenue. Other revenues are recognized as services are performed.

    We generally do not grant rights to return products, except for defects in the performance of the products relative to specifications and pursuant to standard industry shrink-wrapped license agreements which provide for a 30-day right of return if an end-user does not accept the terms of the shrink-wrapped license agreements. The 30-day right of return begins upon product shipment. Our software license agreements generally do not provide price adjustments or rotation rights. We generally include a 90-day limited warranty with the software license, which entitles the end-user to corrections for documented program errors.

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

Accounting for Preferred Stock

    In 2000 we completed the sale of 731,851 shares of Series A Convertible Preferred Stock, and warrants to purchase an aggregate of 307,298 shares of our common stock to an investor group consisting principally of Thomas Weisel Capital Partners and affiliated entities for an aggregate purchase price of $15 million. The preferred stock was subject to mandatory redemption provisions on the eighth anniversary of the issuance for cash equal to the stated liquidation preference plus accumulated unpaid dividends. The preferred stock was convertible to common stock at the holder's option based upon the conversion formula as defined in the preferred stock Certificate of Designation. The $15 million in gross proceeds received was allocated as follows: approximately $5.5 million for the preferred stock, approximately $4.4 million for the beneficial conversion feature, and approximately $5.1 million for the warrants. The initial carrying amount of the preferred stock was increased by periodic accretions so that the carrying amount would have been equal to the redemption amount ($15 million) at the redemption date in 2008. The periodic increases in the carrying amount were effected by charges against additional paid in capital. As the preferred stock was convertible into common stock at any time, the beneficial conversion amount was accreted in its entirety at the date of issuance of the preferred stock. The warrants were to expire in 2008 and as of May 7, 2001 no warrants were exercised. The fair value of the warrants was separately recorded as warrants for the purchase of our common stock and as a reduction to the Series A Convertible Preferred Stock.

    On May 7, 2001, we entered into an Exchange Agreement with Thomas Weisel Capital Partners L.P., a Delaware limited partnership, certain of its affiliates and RKB Capital, L.P. (the "Purchasers") pursuant to which we have issued Series A-1 Convertible Preferred Stock, having the terms and provisions set forth in the Certificate of Designation designating the Series A-1 Convertible Preferred Stock, on a one-for-one basis, in return for the exchange, surrender and cancellation of the Series A Redeemable Convertible Preferred Stock. The Series A-1 Preferred issued in exchange for the Series A Preferred is substantially identical to the Series A Preferred. The Series A-1 Preferred contains certain changes from the Series A which include eliminating the dividend and redemption requirements and modifying the protective and liquidation provisions thereof. In connection with this transaction, we also purchased the warrants associated with the Series A Preferred for an aggregate of $0.01. The Series A-1 Preferred is convertible to common stock at the holders' option based upon the conversion formula as defined in the Certificate of Designation. Upon the occurrence of a change of control event, such as a sale of assets or merger in which the consideration to be received consists solely of stock , the holders of the Series A-1 Preferred Stock are entitled to receive the greater of (i) a liquidation preference of approximately $22.5 million in stock or (ii) the amount of stock they would have otherwise received upon conversion to common stock, prior to any distribution to the holders of our common stock. Upon the occurrence of any change of control event which includes a cash component, the holders of the Series A-1 Preferred Stock are entitled to convert their shares into enough common shares to enable them to receive at least $22.5 million in cash following such conversion. The holders of the Series A-1 Preferred must approve any stock or cash based change of control event in which they would not receive at least $22.5 million in the form of a liquid security, provided that in the event that the holders of the Series A-1 Preferred stock elect not to approve a change of control event, we have the option of repurchasing the Series A-1 Preferred Stock for $22.5 million and proceeding with the transaction. As of February 23, 2003 the conversion formula was 1.5 shares of common for every share of preferred.

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

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2002 to December 31, 2001

Revenues

    Total revenues increased 7% to $17.9 million for the year ended December 31, 2002, from $16.7 million for the year ended December 31, 2001.

    Licenses. License revenues decreased 10% to $5.7 million for the year ended December 31, 2002, from $6.3 million for the year ended December 31, 2001, representing approximately 32% and 38% respectively, of total revenues for the applicable period. The decrease in license revenues during the year ended December 31, 2002 from December 31, 2001 is primarily due to decreases in sales made by APs in North America as a result of the sluggish economy. License revenues generated outside of the United States decreased to approximately 10% of license revenues for the year ended December 31, 2002, from approximately 13% of license revenues for the year ended December 31, 2001. This decrease is attributable to decreased European license revenue in 2002.

    Maintenance and Other. Maintenance revenues, exclusive of other revenues, increased to $7.8 million for the year ended December 31, 2002, from approximately $7.2 million during the year ended December 31, 2001, representing approximately 43% of total revenues for the years ending December 31, 2002 and 2001. This absolute dollar annual increase was primarily a result of the maintenance revenues received from new customers and the impact of an overall pricing increase implemented at the beginning of 2002. Other revenue, consisting primarily of consulting services and training, represented 25% and 19% of total revenue for the years ended December 31, 2002 and 2001, respectively. The increase in other revenue as a percentage of total revenue was primarily due to increased consulting, project management and implementation services resulting from our strong direct license revenue in 2002.

Cost of Revenues

    Licenses. Cost of licenses consists primarily of royalty payments to third-party software vendors and costs of product media, duplication, packaging and fulfillment. Cost of licenses decreased to $575,000, or 10% of license revenues, for the year ended December 31, 2002, from $873,000, or 14% of license revenues, for the year ended December 31, 2001, primarily as a result of the decreased license revenue for the year ended December 31, 2001 and the elimination of certain fixed third party royalty payments associated with our Acorde Resolve product during the year ended December 31, 2001.

    Maintenance and Other. Cost of maintenance and other consists of the direct and indirect costs of providing software maintenance and support, training and consulting services, to our APs and end-users. Cost of maintenance and other remained flat at $3.7 million, or 30% of maintenance and other revenues, for the year ended December 31, 2002, from $3.7 million, or 35% of maintenance and other revenues, for the year ended December 31, 2001. Cost of maintenance and other decreased as a percentage of maintenance and other revenue as a result of flat internal costs to fulfill increased maintenance and other revenue in 2002.

Operating Expenses

    Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising, and promotional expenses. Sales and marketing expenses decreased to $7.5 million, or 42% of total revenues, for the year ended December 31, 2002, from $8.2 million, or 49% of total revenues, for the year ended December 31, 2001. This decrease in sales and marketing expenses is due to our restructuring activities in February 2001. We currently anticipate that sales and marketing expenses are likely to increase in absolute dollars in the foreseeable future as we invest in our ability to grow revenue.

    Research and Development. Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, and the cost of facilities and equipment. Research and development expenses decreased in absolute dollars to $5.1 million, or 29% of total revenues, for the year ended December 31, 2002, from $5.6 million, or 34% of total revenues, for the year ended December 31, 2001. The decrease in research and development is primarily the result of restructuring activities in February 2001. We currently anticipate that our research and development costs are expected to remain flat in the foreseeable future.

    General and Administrative. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel, and outside professional fees. General and administrative expenses decreased to $1.6 million, or 9% of total revenues, for the year ended December 31, 2002, from $1.8 million, or 11% of total revenues, for the year ended December 31, 2001. The decrease in general and administrative costs primarily is the result of the restructuring activities in February 2001. General and administrative expenses are expected to remain flat in the foreseeable future.

    Other income. Other income consists primarily of interest due to our investing activities. We recognized other income, net of $128,000 during the year ended December 31, 2002, compared to other income of $368,000 during the year ended December 31, 2001. The decrease is due to generally lower interest rate returns on our invested balances.

    Income Tax Expense. We have recorded a valuation allowance against our carryforward tax benefits to the extent that we believe that it is more likely than not all of such benefits will not be realized in the near term. We perform our assessment of benefit realization and the associated valuation allowance on a quarterly basis. Our assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular we considered both our historical results and our projections of profitability for only reasonably foreseeable future periods. Our realization of the recorded net deferred tax assets is dependent on future taxable income and therefore, we cannot be assured that such benefits will be realized. Based on management's current projections, we will continue to evaluate releasing a portion of the valuation allowance over the next year if planned operating results are achieved.

Comparison of Years Ended December 31, 2001 to December 31, 2000

Revenues

    Total revenues increased 3% to $16.7 million for the year ended December 31, 2001, from $16.1 million for the year ended December 31, 2000.

    Licenses. License revenues increased 20% to $6.3 million for the year ended December 31, 2001, from $5.2 million for the year ended December 31, 2000, representing approximately 38% and 33%, respectively, of total revenues for the applicable period. The increase in license revenue is attributable to an overall increased demand for our products. License revenues generated outside of the United States decreased to approximately 13% of license revenues for the year ended December 31, 2001, from approximately 22% of license revenues for the year ended December 31, 2000. This decrease is attributable to increased United States license revenue in 2001.

    Maintenance and Other. Maintenance revenues, exclusive of other revenues, decreased 4%, to $7.2 million for the year ended December 31, 2001, from approximately $7.5 million during the year ended December 31, 2000, representing approximately 43% of total revenues for the year ended December 31, 2001, and 46% of total revenues for the year ended December 31, 2000 . This absolute dollar decrease was primarily a result of the discontinued maintenance contracts from FilePower (predecessor product to Acorde) customers that elected to discontinue maintenance. This decrease was partially offset by maintenance contracts from new accounts. Other revenue, consisting primarily of consulting services and training, represented 19% and 21% of total revenue for the years ended December 31, 2001 and 2000, respectively. The decrease in other revenues as a percentage of total revenues was primarily due to other revenues remaining stable while total license revenues increased in fiscal year 2001.

Cost of Revenues

    Licenses. Cost of licenses consists primarily of royalty payments to third-party software vendors and costs of product media, duplication, packaging and fulfillment. Cost of licenses increased to $873,000, or 14% of license revenues, for the year ended December 31, 2001, from $562,000, or 11% of license revenues, for the year ended December 31, 2000, primarily as a result of the increased license revenue during the period and the increase of third party royalty payments during the year ended December 31, 2001.

    Maintenance and Other. Cost of maintenance and other consists of the direct and indirect costs of providing software maintenance and support, training and consulting services, to our APs and end-users. Cost of maintenance and other decreased to $3.7 million, or 35% of maintenance and other revenues, for the year ended December 31, 2001, from $5.0 million, or 46% of maintenance and other revenues, for the year ended December 31, 2000. The decrease as a percentage of maintenance and other revenues is primarily a result of the decrease in allocated overhead expenditures and the reduction of our Solution Services group resulting from the reorganization performed in the first quarter of 2001.

Operating Expenses

    Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising, and promotional expenses. Sales and marketing expenses decreased to $8.2 million, or 49% of total revenues, for the year ended December 31, 2001, from $13.7 million, or 85% of total revenues, for the year ended December 31, 2000. This decrease in sales and marketing is primarily attributable to the decrease in our direct sales and marketing organizations in early 2001.

    Research and Development. Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, and the cost of facilities and equipment. Research and development expenses decreased in absolute dollars to $5.6 million, or 34% of total revenues, for the year ended December 31, 2001, from $8.4 million, or 52% of total revenues, for the year ended December 31, 2000. The decrease in research and development expenses in 2001 was due to a reduction in headcount, contractors and related expenses.

    General and Administrative. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel, and outside professional fees. General and administrative expenses decreased to $1.8 million, or 11% of total revenues, for the year ended December 31, 2001, from $2.4 million, or 15% of total revenues, for the year ended December 31, 2000. The decrease was primarily due to decreased depreciation and lease costs supporting the decreased headcount in 2001.

    Other income. Other income consists primarily of interest due to our investing activities offset by interest expense. We recognized other income of $368,000 during the year ended December 31, 2001, compared to other income, net of $852,000 during the year ended December 31, 2000. The decrease is due to generally lower invested balances and lower interest rates.

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

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents, including short-term investments, at December 31, 2002 was $8.4 million, increasing by approximately $712,000 from December 31, 2001. For the year ended December 31, 2002, net cash provided by operating activities was $797,000, compared to net cash used in operating activities of $3.9 million for the year ended December 31, 2001. Cash provided by operating activities for the year ended December 31, 2002 is primarily due to the increase in deferred maintenance revenue associated with our prepaid maintenance contracts, the non cash effect of depreciation and amortization offset by our net loss and decrease in accrued expenses and accrued compensation expense. The increase in deferred maintenance revenue is primarily the result of our overall pricing increase implemented at the beginning of 2002, our growth in our base of annual support contracts resulting from new customer sales and sales of additional products to the existing base. Additionally, a significant number of maintenance contracts renew in the fourth quarter and are amortized ratably throughout the following year resulting in the higher balance in deferred maintenance at December 31. The decrease in accrued expenses and accrued compensation expense is primarily the result of finalization of the restructuring activities and lower accruals needed for advertising and royalty expenses on December 31, 2002.

    Cash used in investing activities was $196,000 for the year ended December 31, 2002, compared to cash provided by investing activities of $3.5 million for the year ended December 31, 2001. Cash flows from investing activities are primarily due to the purchase and sale of marketable securities offset by capital expenditures. Capital expenditures were $205,000 for the year ended December 31, 2002 as compared to $30,000 for the year ended December 31, 2001.

    Cash provided by financing activities was $111,000 for the year ended December 31, 2002. Cash used by financing activities was $24,000 for the year ended December 31, 2001. Cash provided by financing activities in 2002 resulted primarily from the proceeds of sales of common stock through our employee stock purchase and option plans.

    At December 31, 2002, our principal sources of liquidity included cash and short-term investments of $8.4 million. In addition, we have a secured credit facility for up to $3.0 million, bearing interest at the bank's prime rate. As of December 31, 2002, we had approximately $2.5 million available for borrowing and no debt outstanding.

    As of December 31, 2002, the only significant contractual obligations or commercial commitments consisted of our facility lease commitments totaling $3.0 million (See Note 4 to the Notes to the Consolidated Financial Statements for further details.) We also have a fixed royalty obligation of $100,000 to be paid in 2003. We do not have any other off-balance sheet arrangement that could significantly reduce our liquidity.

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

    In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002," which is effective for certain transactions occurring after May 15, 2002 and for financial statements issued on or after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 on May 15, 2002 did not have a material impact on our consolidated financial statements.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities. SFAS No. 146 is applicable to restructuring activities and costs related to terminating a contract that is not a capital lease and one time benefit arrangements received by employees who are involuntarily terminated. SFAS 146 supersedes EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier adoption encouraged. Previously issued financial statements will not be restated. The provisions of EITF 94-3 shall continue to apply for exit plans initiated prior to the adoption of SFAS No. 146. Accordingly, the adoption of SFAS No. 146 will not have a material impact on our financial position, results of operations, or cash flows. The provisions of SFAS No. 146 could impact the accounting for any future exit and disposal activities, including the period in which exit costs are recorded.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation--Transition and Disclosure--as Amendment to FAS 123." SFAS No. 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when or how an entity adopts the preferable, fair value based method of accounting. As we continued to disclose the fair value of stock option compensation only, SFAS No. 148 did not have any impact on our financial position or results of operations. The transition and annual disclosures of SFAS No. 148 have been disclosed in Notes 1 and 6 to the Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of December 31, 2002 we had $6.0 million in short-term investments that are sensitive to market risks. Our investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. We do not own any derivative financial instruments. Due to the nature of our investment portfolio we are primarily subject to interest rate risk.

    Our investment portfolio includes fixed rate debt instruments that are primarily municipal bonds with maturity periods within one-year. The market value of these bonds is subject to interest rate risk, and could decline in value if interest rates increase. A hypothetical increase or decrease in market interest rates by 10% from December 31, 2002, would cause the fair market value of these short-term investments to change by an insignificant amount. Although the market value of these short-term investments would change due to the interest rate fluctuation, we have the ability to hold the investments to maturity, which would reduce overall market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Item 15(a) for an index to the financial statements and supplementary financial information that is attached hereto.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    The information required by this item relating to our directors and nominee and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company's executive officers and key employees is included under the caption "Executive Officers of the Company" in Part I of this Report on Form 10-K and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is included under the caption "Executive Compensation and Related Information" in our Proxy Statement for the 2003 Annual Meeting of the Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The information required by this item is included under the captions "Ownership of Securities" and "Equity Compensation Plan Information" in our Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is included under the caption "Certain Transactions" in our Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.  CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form
    10-K:
                                                                     Page
   1. Financial Statements:
      Report of Independent Auditors..................................26
      Consolidated Balance Sheets as of December 31, 2002 and 2001....27
      Consolidated Statements of Operations for each of the three years in the period ended December 31, 2002....................28
      Consolidated Statements of Stockholders' Equity and
       Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2002.............................29
      Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002....................30
      Notes to Consolidated Financial Statements......................31

      Schedules have been omitted because they are not required, not applicable, or the required information is shown in the financial statements and related notes thereto.

   2. Exhibits - See Exhibit Index on page 46

(b) Reports on Form 8-K

We did not file any Current Reports on Form 8-K during the quarter ended December 31, 2002.

                         Report of Independent Auditors


The Board of Directors and Stockholders
Optika Inc.:

We have audited the accompanying consolidated balance sheets of Optika Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ending December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Optika Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

                                            /S/ KPMG LLP

Denver, Colorado
January 23, 2003

                          OPTIKA INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                (In thousands, except share and per share amounts)

                                                   December 31,  December 31,
                                                      2002          2001
                                                    --------      --------
Assets
Current assets:
 Cash and cash equivalents......................... $  2,458      $  1,746
 Short-term investments............................    5,950         5,950
 Accounts receivable, net of allowance for doubtful
  accounts of $107 and $110 at December 31, 2002
  and 2001, respectively...........................    3,796         4,035
 Other current assets..............................      557           537
                                                     -------       -------
    Total current assets ..........................   12,761        12,268
                                                     -------       -------
Property and equipment, net........................      895         1,364
Other assets.......................................      233           269
                                                     -------       -------
                                                    $ 13,889      $ 13,901
                                                     =======       =======
Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable ................................. $    379      $    486
 Accrued expenses..................................      523         1,210
 Accrued compensation expense......................      853           861
 Deferred revenue .................................    5,146         3,949
                                                     -------       -------
    Total current liabilities .....................    6,901         6,506
                                                     -------       -------
Commitments and contingencies (Notes 4,6,7 and 10)

Stockholders' equity:
 Common stock; $.001 par value; 25,000,000 shares
  authorized; 8,326,486 and 8,214,713 shares issued
  and outstanding at December 31, 2002 and 2001,
  respectively.....................................        8             8
 Series A-1 preferred stock; $.001 par value;
  731,851 shares authorized, issued and outstanding
  at December 31, 2002 and 2001....................    5,199         5,199
 Additional paid-in capital........................   29,162        29,051
 Accumulated deficit...............................  (27,381)      (26,863)
                                                     -------       -------
    Total stockholders' equity ....................    6,988         7,395
                                                     -------       -------
                                                    $ 13,889      $ 13,901
                                                     =======       =======

The accompanying notes are an integral part of these consolidated financial statements.

                          OPTIKA INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                     (In thousands, except per share amounts)

                                               Years Ended December 31,
                                             2002        2001        2000
                                           --------    --------    --------
Revenues:
 Licenses................................  $  5,655    $  6,306    $  5,241
 Maintenance and other...................    12,218      10,354      10,865
                                           --------    --------    --------
   Total revenues........................    17,873      16,660      16,106
                                           --------    --------    --------
Cost of revenues:
 Licenses................................       575         873         562
 Maintenance and other...................     3,674       3,669       4,961
                                           --------    --------    --------
   Total cost of revenues................     4,249       4,542       5,523
                                           --------    --------    --------
Gross profit.............................    13,624      12,118      10,583
                                           --------    --------    --------
Operating expenses:
 Sales and marketing.....................     7,533       8,198      13,672
 Research and development................     5,128       5,591       8,434
 General and administrative..............     1,612       1,792       2,392
 Restructuring and other charges.........        --       1,071          --
                                           --------    --------    --------
    Total operating expenses.............    14,273      16,652      24,498
                                           --------    --------    --------

Loss from operations.....................      (649)     (4,534)    (13,915)
Other income.............................       128         368         852
                                           --------    --------    --------
Loss before income taxes.................      (521)     (4,166)    (13,063)
Income tax expense (benefit).............        (3)          8       2,978
                                           --------    --------    --------
Net loss.................................      (518)     (4,174)    (16,041)
Preferred stock dividend ................        --        (447)     (1,037)
Accretion of preferred stock and
 beneficial conversion feature...........        --        (250)     (5,027)
Increase to income applicable to common
 stockholders from the conversion of
 preferred stock.........................        --       6,196          --
                                           --------    --------    --------
Net income (loss) applicable to common
 stockholders............................  $   (518)   $  1,325    $(22,105)
                                           ========    ========    ========

Basic net income (loss) per common share.  $  (0.06)   $   0.16    $  (2.78)
Basic weighted average number of common
 shares outstanding  ....................     8,292       8,184       7,948

Diluted net loss per common share........  $  (0.06)   $  (0.46)   $  (2.78)
Diluted weighted average number of common
 shares outstanding .....................     8,292       8,984       7,948

The accompanying notes are an integral part of these consolidated financial statements.

                          OPTIKA INC. AND SUBSIDIARIES
 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

                       (In thousands, except share amounts)


                                                    Series A-1                              Accumulated
                                                    Preferred     Additional                   Other         Total
                                   Common Stock       Stock        Paid-in    Accumulated  Comprehensive  Stockholders'
                                 Shares   Amount  Shares  Amount   Capital      Deficit    Income (Loss)     Equity
                                --------- ------  ------- ------  ----------  -----------  -------------  ------------
Balances at December 31, 1999   7,307,678 $    7       -- $   --  $   18,101  $    (6,648) $        (104) $     11,356
 Common stock issued upon
  exercise of stock options       760,042      1       --     --       1,357           --             --         1,358
 Common stock issued pursuant
  to employee stock purchase
  plan                             39,429     --       --     --         124           --             --           124
 Issuance of warrants in
  connection with preferred
  stock offering                       --     --       --     --       5,123           --             --         5,123
 Issuance of common stock
  options for preferred
  stock offering costs                 --     --       --     --         376           --             --           376
 Accretion of preferred stock          --     --       --     --        (619)          --             --          (619)
 Preferred stock dividends             --     --       --     --      (1,037)          --             --        (1,037)
  Unrealized gain on investments       --     --       --     --          --           --            129
  Net loss                             --     --       --     --          --      (16,041)            --
 Total comprehensive loss                                                                                      (15,912)
                                --------- ------  ------- ------  ----------  -----------  -------------  ------------
Balances at December 31, 2000   8,107,149      8       --     --      23,425      (22,689)            25           769
 Common stock issued pursuant
  to employee stock purchase
  plan                            107,564     --       --     --         127           --             --           127
 Accretion of preferred stock          --     --       --     --        (250)          --             --          (250)
 Preferred stock dividends             --     --       --     --        (447)          --             --          (447)
 Conversion of Series A to
  Series A-1 preferred stock,
  net of exchange costs                --     --  731,851  5,199       6,196           --             --        11,395
 Comprehensive loss:
  Unrealized gain on investments       --     --       --     --          --           --            (25)
  Net loss                             --     --       --     --          --       (4,174)            --
 Total comprehensive loss                                                                                       (4,199)
                                --------- ------  ------- ------  ----------  -----------  -------------  ------------
Balances at December 31, 2001   8,214,713      8  731,851  5,199      29,051      (26,863)            --         7,395
 Common stock issued upon
  exercise of stock options        36,625     --       --     --          46           --             --            46
 Common stock issued pursuant
  to employee stock purchase
  plan                             75,148     --       --     --          65           --             --            65
 Net loss                              --     --       --     --          --         (518)            --          (518)
                                --------- ------  ------- ------  ----------  -----------  -------------  ------------
Balances at December 31, 2002   8,326,486 $    8  731,851 $5,199  $   29,162  $   (27,381) $          --  $      6,988
                                ========= ======= ======= ======  ==========  ===========  =============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                          OPTIKA INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                  (In thousands)

                                               Years Ended December 31,
                                             2002        2001        2000
                                           --------    --------    --------
Cash Flows from Operating Activities:
Net loss.................................  $   (518)   $ (4,174)   $(16,041)
Adjustments to reconcile net loss to net
 cash provided (used) by operating
 activities:
 Depreciation and amortization...........       667         987       1,230
 (Gain) loss on disposal of assets.......        (2)        294          23
 Deferred tax expense (benefit)..........        --          --       2,946
 Changes in assets and liabilities:
   Accounts receivable, net..............       239      (1,122)      1,828
   Other assets..........................        16         476        (672)
   Accounts payable......................      (107)       (566)        183
   Accrued expenses and accrued
    compensation expense.................      (695)        119         (93)
   Deferred revenue......................     1,197          47          75
                                           --------    --------    --------
    Net cash provided (used) by operating
     activities..........................       797      (3,939)    (10,521)
                                           --------    --------    --------
Cash Flows from Investing Activities:
Capital expenditures.....................      (205)        (30)     (1,260)
Proceeds from sale of equipment..........         9          10          --
Sale and maturities of short-term
 investments.............................        --       9,637       7,967
Purchase of short-term investments.......        --      (6,100)    (13,527)
                                           --------    --------    --------
    Net cash provided (used) by investing
     activities..........................      (196)      3,517      (6,820)
                                           --------    --------    --------
Cash Flows from Financing Activities:
Expenditures for preferred stock exchange        --        (151)         --
Net proceeds from issuance of redeemable
 convertible preferred stock and warrants        --          --      14,692
Proceeds from issuance of common stock...       111         127       1,482
                                           --------    --------    --------
    Net cash provided (used) by financing
     activities..........................       111         (24)     16,174
                                           --------    --------    --------
Net increase (decrease) in cash and cash
 equivalents.............................       712        (446)     (1,167)
Cash and cash equivalents at beginning of
 year....................................     1,746       2,192       3,359
                                           --------    --------    --------
Cash and cash equivalents at end of year.  $  2,458    $  1,746    $  2,192
                                           ========    ========    ========

Supplemental Disclosure of Cash Flow Information:
Income taxes paid........................  $     --    $      8    $     30

The accompanying notes are an integral part of these consolidated financial statements.

                          OPTIKA INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Optika Inc., a Delaware corporation, and its subsidiaries ("Optika" or the "Company") were formed in 1988 and are an enterprise content management (ECM) provider of imaging, workflow, collaboration and records management software which allows companies to manage complex business processes and transactions and leverage their enterprise resource planning (ERP) and line-of-business systems. Acorde provides the ability to access and store multiple formats of business content, both digital and non-digital; automate processes across the organization and externally with partners and customers; and enable online collaboration around these paper-intensive or complex processes in real and near time.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

    The accompanying consolidated financial statements include the accounts of Optika Inc. and its wholly owned subsidiaries Optika Imaging Systems Europe, Ltd., Optika Information Systems, LTDA, Optika Imaging Systems, GmbH and Optika Asia, Inc. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the prior years consolidated financial statements have been reclassified to conform to the current year presentation.

Revenue Recognition

    The Company earns revenue primarily from software licenses and related services. Revenue is recognized in accordance with Statement of Position 97-2 (SOP 97-2), as amended by Statement of Position 98-9. For sales made either through our Advantage Partners (APs) or by the Company license revenue is generally recognized upon shipment when a non-cancelable license agreement has been signed or a purchase order has been received, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The license fees are not assumed to be fixed or determinable if the fees are due more than 12 months after delivery or are based on achievement of a milestone. Where applicable, fees from multiple element arrangements are unbundled and recorded as revenue as the elements are delivered to the extent that vendor specific objective evidence, or VSOE, of fair value exists for the various elements. The Company establishes VSOE of fair value on maintenance and professional services elements based on prices charged when the same elements are sold in separate transactions. The Company has not established VSOE on license elements. Revenue on undelivered and delivered elements is recorded using the residual method in accordance with SOP 97-2, as amended.

    Software maintenance revenues are deferred and recognized ratably over the maintenance period, which is generally one year. The unrecognized portion of software maintenance revenues is recorded in the accompanying balance sheets as deferred revenue. Other revenues are recognized as services are performed.

    The Company does not grant rights to return products, except for defects in the performance of the products relative to specifications and pursuant to standard industry shrink-wrapped license agreements which provide for a 30-day right of return if an end-user does not accept the terms of the shrink-wrapped license agreements. The 30-day right of return begins upon product shipment. The Company's software license agreements generally do not provide price adjustments or rotation rights. The Company includes a 90-day limited warranty with the software license, which entitles the end-user to corrections for documented program errors.

Cash Equivalents and Short-term Investments

    The Company classifies highly liquid short-term investments with original maturities of three months or less as cash equivalents. For 2002 and 2001, short-term investments consisted of municipal bonds with maturity periods within one-year. Such short-term investments are classified as available-for-sale as defined by Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) and accordingly are recorded at fair value. Increases or decreases in the fair value of investments classified as available-for-sale are recorded in comprehensive income (loss), net of the related tax effect. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. There were no unrealized gains or losses on short-term investments as of December 31, 2002 and 2001. As of December 31, 2002, and 2001 the carrying value of short-term investments equaled fair value.

Depreciation and Amortization

    Computer equipment, office equipment and furniture are recorded at cost and depreciated using the straight-line method over estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the lease terms.

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

Income Taxes

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No.
109). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recognized to the extent deferred tax assets are not more likely than not be realizable in the reasonably foreseeable future.

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

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

    The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Stock Compensation Plans

    The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25" issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's pro-forma results of operations and pro-forma net loss per share would have been as follows:

  (In thousands, except per share data)
                                             2002        2001        2000
                                           --------    --------    --------
Net income (loss) applicable to common
 stockholders:
   As reported                             $   (518)   $  1,325    $(22,105)
   SFAS No. 123 Pro-forma                    (2,011)       (400)    (24,691)
Basic net income (loss) per share:
   As reported                             $  (0.06)   $   0.16    $  (2.78)
   SFAS No. 123 Pro-forma                     (0.24)      (0.05)      (3.11)
Diluted net loss per share:
   As reported                             $  (0.06)   $  (0.46)   $  (2.78)
   SFAS No. 123 Pro-forma                     (0.24)      (0.66)      (3.11)

Net Income (Loss) Per Common Share

    Basic earnings per share (EPS) is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) applicable to common stockholders adjusted for dilutive effect of securities by the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding. Diluted EPS excludes 3,062,000, 2,513,000 and 2,220,000 options and warrants to purchase common stock in 2002, 2001 and 2000, respectively, and 731,851 shares of redeemable convertible preferred stock in 2002 and 2000 because of their antidilutive effect.

    The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands, except per share amounts):

                                               Years Ended December 31,
                                             2002        2001        2000
                                           --------    --------    --------
Basic earnings (loss) per share:
  Net income (loss) applicable to common
   stockholders                            $   (518)   $  1,325    $(22,105)
  Weighted average common shares
   outstanding                                8,292       8,184       7,948
  Net income (loss) per common share       $  (0.06)   $   0.16    $  (2.78)
Diluted loss per share:
  Net income (loss) applicable to common
   stockholders                            $   (518)   $  1,325    $(22,105)
  Preferred stock dividend, accretion and
   effect of exchange                            --      (5,499)         --
                                           --------    --------    --------
                                           $   (518)   $ (4,174)   $(22,105)
  Weighted average common shares
   outstanding                                8,292       8,184       7,948
  Assumed conversion of preferred stock          --         800          --
                                           --------    --------    --------
                                              8,292       8,984       7,948
  Diluted net loss per common share        $  (0.06)   $  (0.46)   $  (2.78)


Concentration

    The Company has historically relied on a limited number of products to generate revenues and has concentrated risk related to the continued and future market acceptance of such products. The Company currently has no major customers accounting for more than 10% of its consolidated revenues; however, the Company's accounts receivable are heavily concentrated with resellers of the Company's products. At December 31, 2002 one customer receivable accounted for greater than 10% of the accounts receivable balance. Receivables from end users are not concentrated in any particular industry.

2.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                         December 31,
                                                      2002          2001
                                                    --------      --------
  Computer and office equipment                     $  4,052      $  3,924
  Leasehold improvements                               1,059         1,049
  Furniture, fixtures and other                          646           638
                                                    --------      --------
                                                       5,757         5,611
  Less accumulated depreciation and amortization      (4,862)       (4,247)
                                                    --------      --------
                                                    $    895      $  1,364
                                                    --------      --------

3.  LINE OF CREDIT

    The Company has a line of credit expiring in November 2003, whereby it is able to draw up to $3.0 million bearing interest at the bank's prime rate. At December 31, 2002, $2.5 million was available for borrowing thereunder. Pursuant to the terms of the credit facility, any loans under the facility are secured by all of the Company's assets, with the exception of intellectual property and would be subject to certain covenants, including prohibition of the payment of dividends on common stock. The Company has no debt outstanding at December 31, 2002.

4.  LEASE OBLIGATIONS

    The Company has non-cancelable operating lease arrangements for office space and certain office equipment. Future minimum annual operating lease payments for the years ending December 31 are as follows (in thousands):

                                                 Operating
                                                   Lease
      Year ending December 31:                   Obligations
                                                 -----------
      2003 ...............................        $     763
      2004 ...............................              754
      2005 ...............................              687
      2006 ...............................              653
      2007 ...............................              165
                                                     ------
                                                  $   3,022
                                                     ======

    Rent expense related to these and other operating leases approximated $1,107,000, $1,400,000, and $1,423,000 for the years ended December 31, 2002,
2001 and 2000, respectively.

5.  INCOME TAXES

    The Company's income tax expense (benefit) is comprised of the following (in thousands):

                                               Years Ended December 31,
                                             2002        2001        2000
                                           --------    --------    --------
      Current:
        Federal........................    $     --     $    --    $     --
        State..........................          --           3           2
        Foreign........................          (3)          5          30
      Deferred:
        Federal........................          --          --       2,760
        State                                    --          --         186
                                           --------    --------    --------
      Total expense (benefit) from
        income taxes...................    $     (3)   $      8    $  2,978
                                           ========    ========    ========

    The Company's net deferred tax assets are comprised of the tax effects of the following (in thousands):

                                                   December 31,  December 31,
                                                      2002          2001
                                                    --------      --------
      DEFERRED TAX ASSETS
      Net operating loss carryforwards....          $ 13,108      $ 12,970
      Depreciation and amortization.......               127           110
      Tax credit carryforwards ...........             1,720         1,593
      Accrued expenses....................               393           295
                                                    --------      --------
      Deferred tax asset before valuation
       allowance..........................            15,348        14,968
      Valuation allowance.................           (15,348)      (14,968)
                                                    --------      --------
      Net deferred tax asset..............          $     --      $     --
                                                    ========      ========

    The benefit from income taxes differs from the amount computed by applying the effective U.S. statutory rates to the loss before income taxes as follows (in thousands):

                                               Years Ended December 31,
                                             2002        2001        2000
                                           --------    --------    --------
   U.S. federal income tax benefit at
    statutory rate......................   $   (182)   $ (1,458)   $ (4,572)
   Increases (decreases) resulting from:
    State taxes, net of federal benefit.        (21)       (349)     (1,093)
    Stock option exercises..............         --          --      (2,554)
    Non-deductible items................         --          21          31
    Increase in valuation allowance.....        380       1,855      11,593
    Foreign tax rate differentials......         15          15          39
    Tax credits.........................       (150)       (200)       (360)
    Other, net .........................        (45)        124        (106)
                                           --------    --------    --------
   Expense (benefit) from income taxes     $     (3)   $      8    $  2,978
                                           ========    ========    ========

    At December 31, 2002, the Company has net operating loss carryforwards of approximately $33,306,000 that expire beginning in 2009 through 2022. The net operating loss carryforward includes $2,554,000 in deductions relating to stock option exercises which will be credited to additional paid-in capital when the carryforwards are realized. Additionally, the Company has various tax credit carryforwards aggregating approximately $1,720,000 that expire beginning in 2005 through 2022.

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

6.  CAPITAL STOCK AND BENEFIT PLANS

Stock Compensation Plans

    At December 31, 2002 the Company has two stock-based compensation plans, a fixed stock option plan and an employee stock purchase plan. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. The Company grants stock options with exercise prices equal to the fair market value of its common stock on the date of grant. Accordingly, no compensation cost has been recognized for its fixed stock option plan and its employee stock purchase plan.

Fixed Stock Option Plan

    Under the Company's stock option plan, the Company may grant incentive and non-qualified stock options to its employees and directors for up to 5,114,033 shares of common stock. Under the plan, options are granted at an exercise price not less than the fair market value of the stock on the date of grant. The options generally vest ratably over two to four years and expire ten years after the date of grant. Certain options are subject to accelerated vesting provisions.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2002, 2001 and 2000, respectively; no estimated dividends; expected volatility of 122% for 2002, 112% for 2001 and 116% for 2000; risk-free interest rates between 2.94% and 4.74% in 2002, 3.91% and 4.93% in 2001, 4,99% and 6.71%
in 2000; and expected option terms of 5 years for all years.

    A summary of the status of the Company's stock option plan, excluding the warrants issued in connection with the Redeemable Convertible Preferred Stock discussed in note 7, as of December 31, 2002, 2001, and 2000 and changes during the years then ended are presented in the following table. No warrants were outstanding at December 31, 2002.


                          2002               2001               2000
                   ------------------ -------------------- -------------------
                            Weighted-            Weighted-           Weighted-
                            Average              Average             Average
                   Shares   Exercise    Shares   Exercise   Shares   Exercise
                   (000's)  Price       (000's)  Price      (000's)  Price
                   ------- ---------- --------- ---------- -------- ----------
Outstanding at
 beginning of year   2,816  $    3.07     2,220  $    5.16    2,329  $    3.22
Granted                446       1.07     1,579       1.25    1,082       8.33
Exercised              (37)      1.25        --         --     (431)      8.53
Forfeited             (163)      3.58      (983)     (4.87)    (760)      1.80
                   ------- ---------- --------- ---------- -------- ----------
Outstanding at
 end of year         3,062  $    2.78     2,816   $   3.07    2,220  $    5.16
                   ======= ========== ========= ========== ======== ==========

Options and warrants
 exercisable at
 year end            2,023  $    2.97     1,270   $   3.10      723  $    3.45

Weighted average
 fair value of
 options grandted
 during the year            $    1.11             $   1.01           $    6.96

    The following table summarizes information about fixed stock options outstanding at December 31, 2002:

                     Options Outstanding             Options Exercisable
            -------------------------------------- -------------------------
              Number       Weighted      Weighted      Number      Weighted
 Range of   Outstanding     Average       Average    Exercisable    Average
 Exercise   at 12/31/02    Remaining     Exercise    at 12/31/02   Exercise
  Prices     (000's)   Contractual Life   Price        (000's)       Price
            ---------- ---------------- ----------- ------------- -----------
$.75-1.20         660             9.1   $     .95           76    $     .99
$1.31           1,036             8.1        1.31          909         1.31
$1.50-3.81        825             5.0        2.88          681         2.94
$4.00-36.00       541             6.9        7.64          357         5.07
            ---------- ---------------- ----------- ------------- -----------
                3,062             7.3   $    2.78        2,023    $    2.97
            ========== ================ =========== ============= ===========

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

    The Company sold 75,148 and 107,564 shares to employees in 2002 and 2001, respectively, under the Company's 2000 Purchase Plan. Under the previous Purchase Plan, the Company sold 39,429 shares to employees in 2000. The fair market value of each stock purchase plan grant is estimated on the date of grant using the Black-Scholes model with the following assumptions for 2002, 2001 and 2000, respectively; no estimated dividends for all years; expected volatility of 122%, 112% and 116%; risk free interest rates of 3.81% and 4.24% for 2002, 4.76%
and 4.86% for 2001 and 4.99% and 6.71% for 2000; and an expected life of 0.5 years for all years. The weighted-average fair values of those purchase rights granted in 2002, 2001 and 2000 was $0.84, $0.58 and $8.26, respectively. As the Purchase Plan is a qualified plan under Internal Revenue Code Section 423, no related compensation cost is recognized in the financial statements.

401(k) Retirement Savings Plan

    Effective January 1, 1994, the Company adopted a qualified 401(k) retirement savings plan for all employees. Participants may contribute up to 15% of their gross pay. The Company contributions are discretionary and vest at 20% per year over five years. The Company contributed $228,000 in 2002, $204,000 in 2001 and $271,000 in 2000.

7.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

    In 2000 we completed the sale of 731,851 shares of Series A Convertible Preferred Stock, and warrants to purchase an aggregate of 307,298 shares of our common stock to an investor group consisting principally of Thomas Weisel Capital Partners and affiliated entities for an aggregate purchase price of $15 million. The preferred stock was subject to mandatory redemption provisions on the eighth anniversary of the issuance for cash equal to the stated liquidation preference plus accumulated unpaid dividends. The preferred stock was convertible to common stock at the holder's option based upon the conversion formula as defined in the preferred stock Certificate of Designation. The $15 million in gross proceeds received was allocated as follows: approximately $5.5 million for the preferred stock, approximately $4.4 million for the beneficial conversion feature, and approximately $5.1 million for the warrants. The initial carrying amount of the preferred stock was increased by periodic accretions so that the carrying amount would have been equal to the redemption amount ($15 million) at the redemption date in 2008. The periodic increases in the carrying amount were effected by charges against additional paid in capital. As the preferred stock was convertible into common stock at any time, the beneficial conversion amount was accreted in its entirety at the date of issuance of the preferred stock. The warrants were to expire in 2008 and as of May 7, 2001 no warrants were exercised. The fair value of the warrants was separately recorded as warrants for the purchase of our common stock and as a reduction to the Series A Convertible Preferred Stock.

    On May 7, 2001, we entered into an Exchange Agreement with Thomas Weisel Capital Partners L.P., a Delaware limited partnership, certain of its affiliates and RKB Capital, L.P. (the "Purchasers") pursuant to which we have issued Series A-1 Convertible Preferred Stock, having the terms and provisions set forth in the Certificate of Designation designating the Series A-1 Convertible Preferred Stock, on a one-for-one basis, in return for the exchange, surrender and cancellation of the Series A Redeemable Convertible Preferred Stock. The Series A-1 Preferred issued in exchange for the Series A Preferred is substantially identical to the Series A Preferred. The Series A-1 Preferred contains certain changes from the Series A which include eliminating the dividend and redemption requirements and modifying the protective and liquidation provisions thereof. In connection with this transaction, we also purchased the warrants associated with the Series A Preferred for an aggregate of $0.01. The Series A-1 Preferred is convertible to common stock at the holders' option based upon the conversion formula as defined in the Certificate of Designation. Upon the occurrence of a change of control event, such as a sale of assets or merger in which the consideration to be received consists solely of stock, the holders of the Series A-1 Preferred Stock are entitled to receive the greater of (i) a liquidation preference of approximately $22.5 million in stock or (ii) the amount of stock they would have otherwise received upon conversion to common stock, prior to any distribution to the holders of our common stock. Upon the occurrence of any change of control event which includes a cash component, the holders of the Series A-1 Preferred Stock are entitled to convert their shares into enough common shares to enable them to receive at least $22.5 million in cash following such conversion. The holders of the Series A-1 Preferred must approve any stock or cash based change of control event in which they would not receive at least $22.5 million in the form of a liquid security, provided that in the event that the holders of the Series A-1 Preferred stock elect not to approve a change of control event, we have the option of repurchasing the Series A-1 Preferred Stock for $22.5 million and proceeding with the transaction. As of February 23, 2003 the conversion formula was 1.5 shares of common for every share of preferred.

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

8.  SEGMENT INFORMATION

The Company has only one segment under the criteria of SFAS No. 131. The following table presents information by geographic area as of and for the respective fiscal periods (in thousands):

                                               Years Ended December 31,
                                             2002        2001        2000
                                           --------    --------    --------
      Total revenues attributable to:
      United States                        $ 16,292    $ 14,726    $ 13,731
      International                           1,581       1,934       2,375
                                           --------    --------    --------
            Total                          $ 17,873    $ 16,660    $ 16,106
                                           ========    ========    ========

    Revenue is classified based on the country in which the Company's
Advantage Partner or customer is located. Revenue from International locations is attributable to our presence in the United Kingdom, Latin America and Asia. No International location was responsible for more than 7% of our total revenue for the years ended December 31, 2002, 2001 and 2000. International assets and liabilities are insignificant to the overall presentation of segment information.

9. RESTRUCTURING AND OTHER NON-RECURRING CHARGES

    On February 6, 2001, the Company reduced our workforce by 42 employees to align our expenses more closely with revenues. This reduction in force resulted in approximately $1.1 million of restructuring charges in the first quarter of 2001. This restructuring charge consisted of $652,000 of severance costs, $240,000 of lease termination and $179,000 of asset write-offs. All costs were paid before the end of 2002. The table below outlines the restructuring accrual activity through December 31, 2002 (in thousands):

                          Severance       Lease         Asset
                            Costs      Termination    Write-Offs     Total
                          ---------    -----------    ----------  -----------
Restructuring charge      $     652    $       240    $      179  $     1,071
Usage                          (632)          (141)         (179)        (952)
                          ---------    -----------    ----------  -----------
Balance December 31, 2001 $      20    $        99    $       --  $       119
Usage                           (20)           (99)           --         (119)
                          ---------    -----------    ----------  -----------
Balance December 31, 2002 $      --    $        --    $       --  $        --
                          =========    ===========    ==========  ===========

10. CONTINGENCIES

    The Company is, from time to time, subjected to certain claims, assertions or litigation by outside parties as part of its ongoing business operations. The outcomes of any such contingencies are not expected to have a material adverse effect on the financial condition or operations of the Company. In addition, in the ordinary course of business, the Company has issued a letter of credit as security for performance on the operating lease for its headquarters and as a result, is contingently liable in the amount of approximately $220,000 at December 31, 2002 and the Company has set up a cash management service in the amount of $240,000 to cover our bank's potential exposure for the direct deposit of payroll and other services.

11. VALUATION AND QUALIFYING ACCOUNTS

(in thousands)                            Allowance
                              Beginning   Increase    Recoveries/    Ending
                              Balance     (Decrease)  (Write-offs)   Balance
                              ----------  ----------  ------------  --------
Deducted from asset account-
 Allowance  for doubtful accounts

Year ended December 31, 2002  $     110   $      37   $       (40)  $   107
Year ended December 31, 2001         86          10            14       110
Year ended December 31, 2000         90          48           (52)       86

12. QUARTERLY INFORMATION (UNAUDITED)

    The following table presents unaudited quarterly operating results for each of the Company's eight quarters in the two-year period ended December 31, 2002:

(in thousands, except per                      Quarter Ending
share amounts)
                                ---------------------------------------------
                                 Mar. 31     June 30    Sept. 30     Dec. 31
                                ---------   ---------   ---------   ---------
FISCAL YEAR 2002
 Total revenues                 $   3,874   $   4,475   $   4,650   $   4,874
 Gross profit                       2,923       3,389       3,525       3,787
 Income (loss) from operations       (560)       (117)         14          14
 Net income (loss) applicable
  to common stockholders             (526)        (74)         45          34
 Basic income (loss) per share      (0.06)      (0.01)       0.01        0.00
 Diluted income (loss) per share    (0.06)      (0.01)       0.01        0.00

FISCAL YEAR 2001
 Total revenues                 $   3,943   $   4,262   $   3,871   $   4,584
 Gross profit                       2,717       3,187       2,777       3,437
 Income (loss)from operations(1)   (3,293)       (759)       (644)        162
 Net income (loss) applicable
  to common stockholders (2)       (3,699)      5,337        (557)        244
 Basic income (loss) per share      (0.45)       0.65       (0.07)       0.03
 Diluted income (loss) per share    (0.45)      (0.07)      (0.07)       0.03

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2003.

                                    OPTIKA INC.

                                By:   /s/   MARK   K. RUPORT
                                    ------------------------------------
                                               Mark K. Ruport
                                     President, Chief Executive Officer
                                          and Chairman of the Board

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2003:

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

By:  /s/  ALAN B. MENKES                        Director
   ---------------------------
        Alan B. Menkes

By:  /s/  JAMES T. ROTHE Ph.D                   Director
   ---------------------------
      James T. Rothe Ph.D

By:  /s/ CHARLES P. SCHNEIDER                   Director
   ---------------------------
     Charles P. Schneider

By:  /s/  EDWIN C. WINDER                       Director
   ---------------------------
        Edwin C. Winder

                                 CERTIFICATIONS

I, Mark K. Ruport, President and Chief Executive Officer of Optika Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Optika Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 21, 2003
                                    /s/ Mark K. Ruport
                                    ---------------------------------------
                                    Mark K. Ruport
                                    President and Chief Executive Officer

I, Steven M. Johnson, Executive Vice President and Chief Financial Officer of Optika Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Optika Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003
                                    /s/ Steven M. Johnson
                                    ---------------------------------------
                                    Steven M. Johnson
                                    Executive Vice President and Chief
                                    Financial Officer

                                  EXHIBIT INDEX

Exhibit No.      Description
3.1(2)           Certificate of Ownership and Merger.
3.2(1)           Second Amended and Restated  Certificate of Incorporation
                 of the Registrant.
3.3(10)          Amended and Restated Bylaws of the Registrant.
3.4(3)           Certificate of Designation, designating the Series A
                 Convertible Preferred Stock.
3.5(13)          Certificate of  Designation,  designating  the Series A-1
                 Convertible Preferred Stock.
3.6(11)          Certificate  of  Designation,  designating  the  Series B
                 Preferred Stock.
4.1(1)           Specimen Common Stock certificate.
4.2(1)           Amended  and  Restated   Shareholders'   Agreement  dated
                 November 25, 1995,  by and among the  Registrant  and the
                 entities named therein.
4.3(1)           Amended  and  Restated  Registration   Agreement,   dated
                 November 22, 1995,  by and among the  Registrant  and the
                 entities  named  therein,  including the First  Amendment
                 thereto.
4.4(1)           Form of Warrant to purchase  Common Stock dated  November
                 1, 1995.
4.5(12)          Amended and Restated Rights Agreement dated as of July 29,
                 2002, between the Registrant and Computershare Trust Company,
                 Inc., as Rights Agent.
10.1(1)          Form of Indemnification Agreement between the Registrant and each of its directors and officers. *
10.2(8)          The Registrant's 1994 Stock Option/Stock Issuance Plan, as
                 restated and amended through May 2000.
10.3(8)          The Registrant's 2000 Employee Stock Purchase Plan.
10.4(1)          Employment Agreement by and between the Registrant and
                 Mr. Mark K. Ruport effective February 18, 1995.*
10.5(1)          Employment Agreement by and between the Registrant and
                 Mr. Steven M. Johnson, effective May 15, 1996.*
10.7(8)          The Registrant's 2000 Non-Officer Stock Incentive Plan.
10.12(1)         Technology Transfer Agreement dated February 20, 1992,
                 by and  between the  Registrant,  Mr. Paul Carter and Mr.
                 Malcolm Thomson.
10.16(4)         Lease Agreement dated October 11, 1996, by and between the
                 Registrant and Woodmen Office Campus II JV LLC for office space at 7450 Campus Drive, Suite 200, Colorado Springs, Colorado.
10.17(5)         Amendment to Loan and Security Agreement dated as of March 2,
                 1998, by and between the Registrant and Silicon Valley Bank.
10.18(6)         Loan and Security Agreement dated as of October 15, 1998, by and between the Registrant and Silicon Valley Bank.
10.18.1(7)       Loan and Security Modification Agreement dated as of October
                 15, 1999, by and between the Registrant and Silicon Valley
                 Bank.
10.18.2(9)       Loan Modification Agreement dated as of October 15, 2000, by and between the Registrant and Silicon Valley Bank.
10.18.3          Amended and Restated Loan and Security Agreement dated as of
                 November 6, 2002, by and between the Registrant and Silicon
                 Valley Bank.
10.19(3)         Securities Purchase Agreement dated as of February 9, 2000, by among the Registrant, Thomas Weisel Capital Partners L.P. and
                 certain of its affiliates and RKB Capital, L.P.
10.20(3)         Registration Rights Agreement dated February 23, 2000 by and between the Registrant, the Purchasers and the other parties signatory thereto.
10.21(13)        Exchange Agreement dated as of May 7, 2001, by and between the
                 Registrant, Thomas Weisel Capital Partners L.P. and certain of its affiliates and RKB Capital L.P.
10.22(13)        First Amendment to Registration Rights Agreement dated May 7,
                 2001 by and between the Registrant, Thomas Weisel Capital
                 Partners L.P. and certain of its affiliates and RKB Capital,
                 L.P.
10.23(13)        Mutual Agreement regarding future treatment of Series A-1
                 Preferred Stock dated May 7, 2001 by and between the
                 Registrant, Thomas Weisel Capital Partners L.P. and certain of its affiliates and RKB Capital, L.P.
21.1(1)          Subsidiaries of the Registrant.
23.1             Consent of Independent Accountants.
99.1             Certification of Chief Executive Officer.
99.2             Certification of Chief Financial Officer.

*Represents a management compensation arrangement.
(1) Incorporated by reference to identically numbered exhibits included in the Company's Registration Statement on Form S-1 (File No. 333-04309), as amended.
(2) Incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K (File No. 0-28672) for the year ended December 31, 1998.
(3) Incorporated by reference to an exhibit to the Company's Current Report on Form 8-K (File No. 0-28672) dated February 23, 2000.
(4) Incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K (File No. 0-28672) for the year ended December 31, 1996.
(5) Incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K (File No. 0-28672) for the year ended December 31, 1997.
(6) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-28672) for the quarter ended September 30, 1998.
(7) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-28672) for the quarter ended September 30, 1999.
(8) Incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K (File No. 0-28672) for the year ended December 31, 2000.
(9) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-28672) for the quarter ended September 30, 2000.
(10) Incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K (File No. 0-28672) for the year ended December 31, 1999.
(11) Incorporated by reference to an exhibit to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on July 18, 2001.
(12) Incorporated by reference to an exhibit to the Company's Current Report on Form 8-K (File No. 0-28672) dated July 29, 2002.
(13) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-28672) for the quarter ended March 31, 2001.