Form 10-Q
period 2003-03-31
OPTIKA INC
filed 2003-05-13
CIK 1014920

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 0-28672

OPTIKA INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4154552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7450 Campus Drive, 2nd Floor Colorado Springs, CO	80920
(Address of principal executive offices)	(Zip Code)

(719) 548-9800
(Registrant’s telephone number, including area code)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

             Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

8,369,024 shares of the Registrant’s Common Stock, $.001
par value per share, were outstanding as of May 9, 2003

OPTIKA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2003	December 31, 2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,521	$2,458
Short-term investments	5,950	5,950
Accounts receivable, net	3,063	3,796
Other current assets	636	557

Total current assets	12,170	12,761

Property and equipment, net	818	895
Other assets	175	233

	$13,163	$13,889

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$450	$379
Accrued expenses	454	523
Accrued compensation expense	610	853
Deferred revenue	5,186	5,146

Total current liabilities	6,700	6,901

Stockholders’ equity:
Common stock; $.001 par value; 25,000,000 shares authorized; 8,367,174 and 8,326,486shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	8	8
Series A-1 preferred stock; $.001 par value; 731,851 shares authorized, issued and outstanding at March 31, 2003 and December 31, 2002	5,199	5,199
Additional paid-in capital	29,195	29,162
Accumulated deficit	(27,939)	(27,381)

Total stockholders’ equity	6,463	6,988

	$13,163	$13,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIKA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,

	2003	2002

Revenues:
Licenses	$1,231	$994
Maintenance and other	3,115	2,880

Total revenues	4,346	3,874

Cost of revenues:
Licenses	180	92
Maintenance and other	925	859

Total cost of revenues	1,105	951

Gross profit	3,241	2,923

Operating expenses:
Sales and marketing	2,227	1,818
Research and development	1,191	1,289
General and administrative	399	376

Total operating expenses	3,817	3,483

Loss from operations	(576)	(560)
Other income, net	18	34

Loss before income tax provision	(558)	(526)
Income tax provision	—	—

Net loss	$(558)	$(526)

Basic and diluted net loss per common share	$(0.07)	$(0.06)

Basic and diluted weighted average number of common shares outstanding	8,351	8,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIKA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,

	2003	2002

Cash Flows From Operating Activities:
Net loss	$(558)	$(526)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	131	172
Changes in assets and liabilities:
Accounts receivable, net	733	607
Other assets	(21)	65
Accounts payable	71	246
Accrued expenses and accrued compensation expense	(312)	(720)
Deferred revenue	40	212

Net cash provided by operating activities.	84	56

Cash Flows From Investing Activities:
Capital expenditures	(54)	(8)
Purchase of short-term investments	—	(4)

Net cash used by investing activities	(54)	(12)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	33	50

Net cash provided by financing activities	33	50

Net increase in cash and cash equivalents	63	94
Cash and cash equivalents at beginning of period	2,458	1,746

Cash and cash equivalents at end of period	$2,521	$1,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIKA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.          Basis of Presentations

             The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present our consolidated financial position, results of operations, and cash flows for the periods presented.  Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s (SEC’s) rules and regulations. The consolidated results of operations for the period ended March 31, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2003.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Annual Report on Form 10-K of Optika Inc. (the “Company”).

2.          Net Loss Per Common Share and Stock Based Compensation

Net Loss Per Common Share

             Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed using the weighted average number of common shares outstanding plus all dilutive potential common shares outstanding.  During the first three months of 2003, 177,500 options to purchase our common stock were granted.  During the first three months of 2002, 150,500 options to purchase our common stock were granted.

             The following is the reconciliation of the numerators and denominators of the basic and diluted loss per share computations (in thousands except per share data):

	Three Months Ended March 31,

	2003	2002

Basic Earnings Per Share:
Net loss	$(558)	$(526)
Basic weighted average common shares outstanding	8,351	8,246
Basic net loss per common share	$(0.07)	$(0.06)
Effect of Dilutive Securities:
Options and warrants	—	—
Diluted weighted average common shares outstanding	8,351	8,246
Diluted net loss per common share	$(0.07)	$(0.06)

In the first quarter of 2003 and 2002, all options and warrants were excluded from the dilutive stock calculation because of their antidilutive effect on net loss per share.

Stock Based Compensation

             We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25”, to account for our fixed plan stock options.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans, as amended by SFAS

No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure – an Amendment to SFAS 123.”  As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123, as amended by SFAS 148.  Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, our pro-forma net loss and pro-forma net loss per share would have been as follows:

             (In thousands, except per share data)

	Three Months Ended March 31,

	2003	2002

Net loss:
As reported	$(548)	$(526)
SFAS No. 123 Pro-forma	(825)	(895)
Basic net loss per share
As reported	$(0.07)	$(0.06)
SFAS No. 123 Pro-forma	(0.10)	(0.11)
Diluted net loss per share:
As reported	$(0.07)	$(0.06)
SFAS No. 123 Pro-forma	(0.10)	(0.11)

We estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the first quarter of 2003 and 2002, respectively; no estimated dividends; expected volatility of 121% for 2003 and 122% for 2002; risk-free interest rates between 2.78% and 3.05% in 2003 and between 4.30% and 4.74% in 2002; and expected option terms of 5 years for all years.

3.          Contingencies

             We are, from time to time, subject to certain claims, assertions or litigation by outside parties as part of our ongoing business operations.  The outcome of any such contingencies are not expected to have a material adverse effect upon our business, results of operations and financial condition.   We are currently not a party to any material legal proceedings.

4.          New Accounting Pronouncements

             In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which is effective for fiscal years beginning after June 15, 2002.  SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The adoption of this standard did not have a material impact on our consolidated financial position, results of operations, or cash flows.

             In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” This statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities. SFAS No. 146 is applicable to restructuring activities and costs related to terminating a contract that is not a capital lease and one time benefit arrangements received by employees who are involuntarily terminated. SFAS 146 supersedes EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier adoption encouraged. Previously issued financial statements will not be restated. The provisions of EITF 94-3 shall continue to apply for exit plans initiated prior to the adoption of SFAS No. 146. Accordingly, the adoption of SFAS No. 146 will not have a material impact on our financial position, results of operations, or cash flows.  The provisions of SFAS No. 146 could impact the accounting for any future exit and disposal activities, including the period in which exit costs are recorded.

             In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—as Amendment to FAS 123.” SFAS No. 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when or how an entity adopts the preferable, fair value based method of accounting. As we continued to disclose the fair value of stock option compensation only, SFAS No. 148 did not have any impact on our financial position or results of operations. The transition and annual disclosures of SFAS No. 148 have been disclosed in Notes 2 to the Consolidated Financial Statements.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             This management’s discussion and analysis of financial condition and results of operations includes a number of forward-looking statements which reflect our current views with respect to future events and financial performance.  These forward-looking statements are subject to risks and uncertainties, including those discussed below under the caption “Business Risks”, that could cause actual results to differ materially from historical results or those anticipated.

Overview

             Optika® Inc. is a leading enterprise content management (ECM) provider of imaging, workflow, collaboration and records management software.  Optika’s Acorde family of ECM software solutions, including Acorde Context™, Acorde Process™, Acorde Resolve™, Acorde Application Link and Acorde Records Manager™, allows companies to manage complex business processes and transactions efficiently and effectively leverage their enterprise resource planning (ERP) and line-of-business (LOB) systems. Acorde provides the ability to access and store multiple formats of business content, both digital and non-digital; automate processes across the organization and externally with partners and customers; and enable online collaboration around these paper-intensive or complex processes in real and near time. Built on a three-tier, scalable and extensible platform, Acorde delivers a variety of client desktops, including Windows and Web and easily integrates with third-party applications such as ERP systems. The Acorde product family allows organizations to improve processing efficiency, reduce operating costs and increase customer and partner service and satisfaction, resulting in significant return on investment.

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

Critical Accounting Policies

             Our significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.  The accounting policies used in preparing our interim consolidated financial statements for the quarter ended March 31, 2003 are the same as those described in our Annual Report on Form 10-K.

             Our critical accounting policies are those having the most impact to the reporting of our financial condition and results and those requiring significant judgments and estimates.  These policies include those related to (1) revenue recognition, (2) accounting for income taxes and (3) accounting for preferred stock,.  Our critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2002.  With respect to these critical accounting policies, our management believes that the application of judgments and assessments is consistently applied and produces financial information which fairly depicts the results of operations for all periods presented.

Revenues

             Total revenues increased to $4.3 million for the quarter ended March 31, 2003 from $3.9 million for the quarter ended March 31, 2002.

             Licenses.    License revenues increased 17% to $1.2 million during the quarter ended March 31, 2003 from  $994,000 for the quarter ended March 31, 2002.  License revenues represented 28% and 26% of the total revenues for the quarters ended March 31, 2003 and 2002, respectively.  The increase in license revenues during the first quarter of 2003 was primarily due to strong AP sales for the quarter ended March 31, 2003. License revenues generated outside of the United States accounted for approximately 21% of our license revenues for the quarter ended March 31, 2003, compared to 14% in the corresponding prior period.

             Maintenance and Other.     Maintenance revenues, exclusive of other revenue, increased 21% to $2.2 million for the quarter ended March 31, 2003 from $1.8 million for the quarter ending March 31, 2002.  This increase was primarily a result of the maintenance revenues received from new customers and the impact of an overall pricing increase implemented at the beginning of 2002.   Maintenance revenue represented 51% and 47% of the total revenues for the quarter ended March 31, 2003 and 2002, respectively.  Other revenue, consisting primarily of consulting services, training and consulting fees represented 21% and 27% of total revenues for the quarter ended March 31, 2003 and 2002, respectively.  The decrease in other revenue as a percentage of total revenue was primarily due to decreased consulting, project management and implementation services resulting from decreased direct sales for the quarter ended March 31, 2003.

Cost of Revenues

             Licenses.     Cost of licenses consists primarily of royalty payments to third-party vendors and costs of product media, duplication, packaging and fulfillment. Cost of licenses increased to $180,000 or 15% of license revenues from $92,000 or 9% of license revenues for the quarter ended March 31, 2003 and 2002, respectively.  The increase in absolute dollar cost of licenses was attributable to the increased third party royalty costs primarily for the cost related to our Acorde Records Manager product offering for the quarter ended March 31, 2003.

             Maintenance and Other.    Costs of maintenance and other consist of the direct and indirect costs of providing software maintenance and support, training and consulting services to our APs and end-users, and the cost of third-party services. Cost of maintenance and other increased in absolute dollars to $925,000 or 30% of maintenance and other revenues from  $859,000 or 30% of maintenance and other revenues for the quarters ended March 31, 2003 and 2002, respectively.  The increase in cost of maintenance and other is primarily a result of the increased direct third party contracting costs and general personnel cost increases.

Operating Expenses

             Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising and promotional expenses.  Sales and marketing expenses increased to  $2.2 million, or 51% of total revenues, for the quarter ended March 31, 2003 from $1.8 million, or 47% of total revenues, for the quarter ended March 31, 2002. The increase in sales and marketing expenses is the result of planned headcount increases in our sales organization.  We expect sales and marketing expenses to increase throughout the year as we continue to increase our efforts in selling and marketing our products.

             Research and Development.    Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, contractors, as well as the cost of facilities and equipment. Research and development expenses decreased to $1.2 million, or 27% of total revenues, for the quarter ended March 31, 2003 from $1.3 million, or 33% of total revenues, for the quarter ended March 31, 2002.  The decrease in research and development expenses is primarily the result of our planned effeciencies in our development organization.  We expect research and development expenses should remain relatively flat throughout the rest of fiscal 2003.

             General and Administrative.    General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel, and outside professional fees. General and administrative expenses increased to $399,000, or 9% of total revenues, for the quarter ended March 31, 2003 from $376,000, or 10% of total revenues, for the quarter ended March 31, 2002.  The slight absolute dollar increase in general and administrative expenses is primarily due to overall increased insurance costs for the quarter ended March 31, 2003 over the quarter ended March 31, 2002.  General and administrative expenses are expected to remain relatively flat throughout the rest of fiscal 2003.

             Other Income.  Other income consists primarily of interest earned on our cash and investments.  Net other income was $18,000 during the quarter ended March 31, 2003 compared to net other income of $34,000 during the quarter ended March 31, 2002, primarily as a result of interest income on our cash, cash equivalent and investment balances.

             Income Tax Expense. During the quarter ended March 31, 2003, we recorded a full valuation allowance against our carryforward tax benefits that were generated in 2003, to the extent that we believe it is more likely than not that all of such benefits will not be realized in the near term.  Our assessment of this valuation allowance was made using all available evidence, both positive and negative.  In particular we considered both our historical results and our projections of profitability for only reasonably foreseeable future periods.

Liquidity and Capital Resources

             Cash and cash equivalents and short-term investments at March 31, 2003 were $8.5 million, increasing by approximately $63,000 from December 31, 2002.  The increase in cash and cash equivalents is primarily due to the first quarter net loss offset by strong accounts receivable collections.

             For the quarter ended March 31, 2003, net cash provided by operating activities was $84,000 compared to net cash provided by operating activities of $56,000 for the quarter ended March 31, 2002.  The cash provided by operating activities for the quarter ended March 31, 2003 was a direct result of the first quarter net loss offset primarily by strong accounts receivables collections.

             Cash used in investing activities was $54,000 for the quarter ended March 31, 2003 compared to cash used of $12,000 for the quarter ended March 31, 2002.  Cash used in investing activities for the quarter ended March 31, 2003 was for capital expenditures.

             Cash provided by financing activities was $33,000 for the quarter ended March 31, 2003.  Cash provided by financing activities was $50,000 for the quarter ended March 31, 2002.   Cash provided by financing activities are a result of common stock sales through our employee stock purchase plan and stock option exercises within the quarter.

             At March 31, 2003, our principal sources of liquidity included cash and short-term investments of $8.5 million.  In addition, we have a secured credit facility for up to $3.0 million, bearing interest at the bank’s prime rate.  As of March 31, 2003, we had $2.5 million available for borrowing and no other debt outstanding.

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

             Operating Result Fluctuations.  Our sales and other operating results have varied significantly in the past and may vary significantly in the future as a result of potential factors such as:

•	The size and timing of significant orders and their fulfillment

•	Rate of rollout, demand and customer adoption of our product offerings

•	Ability of third party products embedded or to be embedded in our products and our ability to negotiate license agreements with such third parties on favorable terms

•	Changes in pricing policies by us or our competitors

•	The number, timing and significance of product enhancements and new product announcements by us and our competitors

•	Changes in the level of our operating expenses

•	Warranty and customer support expenses

•	Changes in our end-users’ financial condition and budgetary processes

•	Changes in our sales, marketing and distribution channels

•	Product life cycles

•	Software bugs and other product quality problems

•	The cancellation of licenses during the warranty period or nonrenewal of maintenance agreements

•	Customization and integration problems with the end-user’s legacy system

•	Changes in our business strategy

•	Changes in accounting pronouncements

•	The level of international expansion and foreign currency exchange rates

•	Seasonal trends

             A significant portion of our revenues have been, and we believe will continue to be, derived from a limited number of orders, and the timing of such orders and their fulfillment have caused, and are expected to continue to cause, material fluctuations in our operating results.  Revenues are also difficult to forecast because the markets for our products are rapidly evolving, and our sales cycle and the sales cycle of our APs is lengthy and varies substantially from end-user to end-user.  To achieve our quarterly revenue objectives, we depend upon obtaining orders in any given quarter for shipment in that quarter.  Product orders are typically shipped shortly after receipt. Consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter’s revenues.  Furthermore, we have often recognized most of our revenues in the last month, or even in the last weeks or days, of a quarter.  Accordingly, a delay in shipment near the end of a particular quarter may cause revenues in a particular quarter to fall significantly below our expectations and may materially adversely affect our operating results for such quarter.  Conversely, to the extent that significant revenues occur earlier than expected, operating results for subsequent quarters may fail to keep pace with results of previous quarters or even decline.  We also have recorded generally lower sales in the first quarter than in the immediately preceding fourth quarter, as a result of, among other factors, end-users’ purchasing and budgeting practices and our sales commission practices.  To the extent that future international operations constitute a higher percentage of total revenues, we anticipate that we may also experience relatively weaker demand in the third quarter as a result of reduced sales in Europe during the summer months.  Significant portions of our expenses are relatively fixed in the short term.  Accordingly, if revenue levels fall below expectations, operating results are likely to be disproportionately and adversely affected.  As a result of these and other factors, we believe that our quarterly operating results will vary in the future, and that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.  Furthermore, due to all of the foregoing factors, it is likely that in some future quarter our operating results will be below the expectations of public market analysts and investors.  In such event, the price of our common stock would likely decline and such decline could be significant.

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

             Intellectual Property.  Our performance depends in part on our ability to protect our proprietary rights to the technologies used in our principal products.  We rely on a combination of copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, which are measures that afford only limited protection.  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products, or to obtain and use information that we regard as proprietary.  In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States.  Our means of protecting our proprietary rights in the United States or abroad may not be adequate, and competitors may independently develop similar technologies. Third parties may claim infringement by our products of their intellectual property rights.  We expect that software product developers will increasingly be subject to infringement claims if the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, and regardless of the outcome of any litigation, will be time consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays, or require us to enter into royalty or licensing agreements.  Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all.  A successful claim of infringement against our products and failure or inability to license the infringed or similar technology may adversely affect our business and results of operations.

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

             Product Liability.  Our license agreements typically contain provisions designed to limit our exposure to potential product liability claims.  These limitations of liability provisions may not be effective under the laws of certain jurisdictions.  The sale and support of our products may entail the risk of such claims, and we could  be subject to such claims in the future.  A successful product liability claim against us could have a material adverse effect upon our business and results of operations.  Software products such as those we offer frequently contain errors or failures, especially when first introduced or when new versions are released. We have in the past released products that contained defects, and have discovered software errors in certain of our new products and enhancements after introduction.  We could in the future lose or delay recognition of revenues as a result of software errors or defects, the failure of our products to meet customer specifications or otherwise.  Our products are typically intended for use in applications that may be critical to a customer’s business.  As a result, we expect that our customers and potential customers have a greater sensitivity to product defects than the market for general software products. Despite our testing and testing by current and potential customers, errors or defects may be found in new products or releases after commencement of commercial shipments, and our products may not meet customer specifications, resulting in loss or deferral of revenues, diversion of resources, damage to our reputation, or increased service and warranty and other costs.

             Common Stock Price Volatility.   Effective February 4, 2003 our common stock began trading on the NASDAQ Small Cap Market under the symbol “OPTK.”  Previously, our stock was traded on the NASDAQ National Market under the same symbol.  The market price of our shares of common stock has been, and is likely to continue to be, highly volatile and may be significantly affected by factors such as:

•	Actual or anticipated fluctuations in our operating results

•	Announcements of technological innovations

•	New products or new contracts by us or our competitors

•	Sales of common stock by management, directors or other related parties

•	Sales of significant amounts of common stock into the market

•	Potential for less liquidity in our stock as traded on the Small Cap Market

•	Developments with respect to proprietary rights

•	Conditions and trends in the software and other technology industries

•	Adoption of new accounting standards affecting the software industry

•	Changes in financial estimates by securities analysts and others

•	General market conditions

•	Other factors that may be unrelated to us or our performance

In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of technology companies.  These broad market fluctuations may adversely affect the market price of our common stock.  In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against such company.  Such litigation may be brought against us in the future.  Such litigation, regardless of its outcome, would result in substantial costs and a diversion of management’s attention and resources that could have a material adverse effect upon our business and results of operations.

             Change In Company Control.  Certain provisions of our certificate of incorporation, equity incentive plans, bylaws, and Delaware law may discourage certain transactions involving a change in control of our company, even if such a transaction would be in the best interest of our stockholders.  Our classified Board of Directors and the ability of the Board of Directors to issue “blank check” preferred stock without further stockholder approval, may have the effect of delaying, deferring or preventing a change in our control and may also affect the market price of our stock.  We also have a stockholders rights plan under which all stockholders of record as of July 18, 2001 received one right for each share of common stock then owned by them to purchase, upon the occurrence of certain triggering events, one one-hundredth of a share of Series B Preferred Stock at a price of $30, subject to adjustment. The rights are exercisable only if a person or group acquires 15% or more of our common stock in a transaction not approved by our Board of Directors. These provisions and certain other provisions of our Amended and Restated Certificate of Incorporation and certain provisions of our Amended and Restated Bylaws and of Delaware law, could delay or make more difficult a merger, tender offer or proxy contest.

ITEM 3.          QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             As of March 31, 2003 we had $6 million in short-term investments that are sensitive to market risks.  Our investment portfolio is used to preserve our capital until it is required to fund operations.  We do not own any derivative financial instruments.  Due to the nature of our investment portfolio we are primarily subject to interest rate risk.

             Our investment portfolio includes fixed rate debt instruments that are primarily municipal bonds with maturity periods within one-year.  The market value of these bonds is subject to interest rate risk, and could decline in value if interest rates increase.  A hypothetical increase or decrease in market interest rates by 10% from March 31, 2003 would cause the fair market value of these short-term investments to change by an insignificant amount.

ITEM 4.          CONTROLS AND PROCEDURES

             Within the 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.   Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

             There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date of our most recent evaluation.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
(a) Exhibits.

99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

(b) Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIKA INC.
(Registrant)

5/13/2003	/s/ MARK K. RUPORT

(Date)	Mark K. Ruport
President, Chief Executive Officer and Chairman of the Board

5/13/2003	/s/ STEVEN M. Johnson

(Date)	Steven M. Johnson
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

4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

          (a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003

/s/ MARK K. RUPORT

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

4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

          (a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ STEVEN M. JOHNSON

Steven M. Johnson
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

99.1	Certification of Chief Executive Officer.

99.2	Certification of Chief Financial Officer.