Form 10-Q
period 2003-06-30
OPTIKA INC
filed 2003-08-13
CIK 1014920

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2003

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

                                (719) 548-9800
             (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X    No
                                                    -------    -------

      Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).      Yes         No   X
                                                         ------    -------

    8,904,974 shares of the Registrant's Common Stock, $.001 par value per share, were outstanding as of August 12, 2003.

                                      INDEX


                                                                          PAGE
PART I - FINANCIAL INFORMATION

Item 1 -  Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheets as of June 30, 2003 and
      December 31, 2002 (Unaudited)                                         1

     Condensed Consolidated Statements of Operations for the three-
      month and six-month periods ended June 30, 2003 and 2002
      (Unaudited)                                                           2

     Condensed Consolidated Statements of Cash Flows for the six-
      month periods ended June 30, 2003 and 2002 (Unaudited)                3

     Notes to Condensed Consolidated Financial Statements (Unaudited)       4

Item 2 - Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                              7

Item 3 - Quantitative and Qualitative Disclosures About Market Risk        14

Item 4 - Controls and Procedures                                           15


PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds                         16

Item 4 - Submission of Matters to a Vote of Security Holders               16

Item 6 - Exhibits and Reports on Form 8-K                                  16

Signatures                                                                 17

                          OPTIKA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                  June 30,      December 31,
                                                                    2003           2002
                                                                -------------  ------------
                                                                 (unaudited)

Assets
Current assets:
   Cash and cash equivalents...............................     $      2,225   $     2,458
   Restricted cash.........................................              100            --
   Short-term investments..................................            5,152         5,950
   Accounts receivable, net of allowance for doubtful
    accounts of $81 at June 30, 2003 and $107 at
    December 31, 2002......................................            4,133         3,796
   Other current assets....................................              473           557
                                                                -------------  ------------
         Total current assets..............................           12,083        12,761
                                                                -------------  ------------

Property and equipment, net................................              753           895
Intangible assets, net.....................................              635            --
Goodwill...................................................            1,156            --
Other assets...............................................              158           233
                                                                -------------  ------------
                                                                $     14,785   $    13,889
                                                                =============  ============
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable........................................     $        511   $       379
   Accrued expenses........................................            1,070           523
   Accrued compensation expense............................              446           853
   Deferred revenue........................................            5,885         5,146
                                                                -------------  ------------
          Total current liabilities........................            7,912         6,901
                                                                -------------  ------------

Stockholders' equity:
   Common stock; $.001 par value; 25,000,000 shares
    authorized; 8,869,024 and 8,326,486 shares issued and
    outstanding at June 30, 2003 and December 31, 2002,
    respectively...........................................                9             8
   Preferred stock; Series A-1 convertible, $.001 par
    value; 731,851 shares authorized, issued and
    outstanding at June 30, 2003 and December 31, 2002.....            5,199         5,199
   Additional paid-in capital..............................           29,892        29,162
   Accumulated deficit.....................................          (28,227)      (27,381)
                                                                -------------  ------------
          Total  stockholders' equity......................            6,873         6,988
                                                                -------------  ------------
                                                                $     14,785   $    13,889
                                                                =============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          OPTIKA INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                    (In thousands, except per share amounts)

                                             Three Months Ended June 30,  Six Months Ended June 30,
                                             ---------------------------  -------------------------
                                                   2003       2002             2003      2002
                                                   ----       ----             ----      ----

Revenues:
   Licenses..................................   $  1,530   $  1,319         $  2,761  $  2,313
   Maintenance and other.....................      3,123      3,156            6,238     6,036
                                                 -------    -------          -------   -------
      Total revenues.........................      4,653      4,475            8,999     8,349
                                                 -------    -------          -------   -------
Cost of revenues:
   Licenses..................................        172        126              352       218
   Maintenance and other.....................        890        960            1,815     1,819
                                                 -------    -------          -------   -------
      Total cost of revenues.................      1,062      1,086            2,167     2,037
                                                 -------    -------          -------   -------
Gross profit.................................      3,591      3,389            6,832     6,312
                                                 -------    -------          -------   -------
Operating expenses:
   Sales and marketing.......................      2,335      1,831            4,562     3,649
   Research and development..................      1,161      1,285            2,352     2,574
   General and administrative................        415        390              814       766
                                                 -------    -------          -------   -------
      Total operating expenses...............      3,911      3,506            7,728     6,989
                                                 -------    -------          -------   -------
Loss from operations.........................       (320)      (117)            (896)     (677)
Other income, net............................         32         43               50        77
                                                 -------    -------          -------   -------
Loss before income taxes.....................       (288)       (74)            (846)     (600)
Income taxes.................................          -         (3)               -        (3)
                                                 -------    -------          -------   -------
Net loss.....................................   $   (288)  $    (71)        $   (846) $   (597)
                                                 =======    =======          =======   =======

Basic and diluted net loss per common shares.   $  (0.03)  $  (0.01)        $  (0.10) $  (0.07)
                                                 =======    =======          =======   =======
Basic and diluted weighted average number of
 common shares outstanding...................      8,535      8,281            8,443     8,263
                                                 =======    =======          =======   =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          OPTIKA INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                 Six Months Ended June 30,
                                                                ----------------------------
                                                                    2003           2002
                                                                    ----           ----
Cash Flows From Operating Activities:
Net loss...................................................     $       (846)   $       (597)
Adjustments to reconcile net loss to net cash used by
operating activities:
   Depreciation and amortization...........................              252             364
   Gain on disposal of fixed assets........................                -              (4)
   Changes in assets and liabilities, net of effects of the
    acquisition:
      Accounts receivable, net.............................              (60)            267
      Other assets.........................................              174             145
      Accounts payable.....................................               (5)             43
      Accrued expenses.....................................              127            (787)
      Deferred revenue.....................................              440             470
                                                                --------------  --------------
       Net cash provided (used) by operating activities....               82             (99)
                                                                --------------  --------------

Cash Flows From Investing Activities:
Capital expenditures.......................................              (86)            (74)
Proceeds from sales of equipment...........................                -               9
Cash paid for acquisition of Select Technologies, Inc., net
of cash acquired...........................................             (745)             --
Sale (purchase) of short-term investments..................              798              (2)
                                                                --------------  --------------
       Net cash used by investing activities...............              (33)            (67)
                                                                --------------  --------------

Cash Flows From Financing Activities:
Proceeds from issuance of common stock.....................               41              78
Payment of short-term debt assumed in acquisition..........             (323)             --
                                                                --------------  --------------
       Net cash provided (used) by financing activities....             (282)             78
                                                                --------------  --------------

Net decrease in cash and cash equivalents..................             (233)            (88)
Cash and cash equivalents at beginning of period...........            2,458           1,746
                                                                --------------  --------------
Cash and cash equivalents at end of period.................     $      2,225    $      1,658
                                                                ==============  ==============

Supplemental Schedule of Noncash Financing Activities:
Issuance of unregistered common stock in Select
Technologies, Inc. acquisition.............................     $        690    $         --

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          OPTIKA INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentations

    The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present our consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's (SEC's) rules and regulations. The consolidated results of operations for the periods ended June 30, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2003. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Annual Report on Form 10-K of Optika Inc. (the "Company").

2.    Net Loss Per Common Share and Stock Based Compensation

Net Loss Per Common Share

    Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding plus all dilutive potential common shares outstanding. During the first six months of 2003, 271,500 options to purchase our common stock were granted. During the first six months of 2002, 178,000 options to purchase our common stock were granted.

    The following is the reconciliation of the numerators and denominators of the basic and diluted net loss per share computations (in thousands except per share data):
                                           Three Months Ended  Six Months Ended
                                                 June 30,          June 30,
                                              2003      2002    2003      2002
                                              ----      ----    ----      ----
Basic Earnings Per Share:
Net loss applicable to common shareholders  $ (288)   $  (71) $ (846)   $ (597)
Basic weighted average common shares
 outstanding..............................   8,535     8,281   8,443     8,263
Basic net loss per common share...........  $(0.03)   $(0.01) $(0.10)   $(0.07)

Effect of Dilutive Securities:
Options...................................  $   --    $   --  $   --    $   --
Diluted weighted average common shares
 outstanding..............................   8,535     8,281   8,443     8,263
Diluted net loss per common share.........  $(0.03)   $(0.01) $(0.10)   $(0.07)

In 2003 and 2002, 3.3 million and 2.9 million options, respectively, were excluded from the dilutive stock calculation because of their antidilutive effect on net loss per share.

Stock Based Compensation

    We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25", to account for our fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans, as amended by SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment to SFAS 123." As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148. Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, our pro-forma net loss and pro-forma net loss per share would have been as follows:
(In thousands, except per share data)
                                           Three Months Ended  Six Months Ended
                                                 June 30,          June 30,
                                              2003      2002    2003      2002
                                              ----      ----    ----      ----
Net loss:
As reported...............................  $ (288)   $  (71) $ (846)   $ (597)
SFAS No. 123 Pro-forma....................    (549)     (427) (1,379)   (1,333)

Basic and Diluted net loss per share:
As reported...............................  $(0.03)   $(0.01) $(0.10)   $(0.07)
SFAS No. 123 Pro-forma                       (0.06)    (0.05)  (0.16)    (0.16)

3.    Goodwill and Intangible Assets

    On May 29, 2003 we acquired Select Technologies, Inc., a developer of records management solutions headquartered in Boise, Idaho. This acquisition strengthens our ability to provide solutions that allow customers to be in compliance with the record retention, control and disposition requirements made by recent regulatory initiatives. Operations of the acquired Select Technologies, Inc. business, as well as assets and liabilities of the acquired business, are included in the unaudited condensed consolidated financial statements from the date of acquisition. The impact on operations was insignificant from the acquisition date to June 30, 2003. In future quarters, we would expect quarterly expenses to increase by approximately $250,000 per quarter. Under the terms of the agreement we paid approximately $1.415 million for the privately held company, consisting of 500,000 shares of our common stock valued at $1.38 per share, which was the average closing price of the three days prior to the closing date, and $725,000 cash. Additionally, the sellers have the ability to earn up to an additional $600,000 over the next three years based on attainment of certain revenue targets from the Acorde Records Manager product. In accordance with SFAS No. 141, "Business Combinations," the acquisition was accounted for using the purchase method of accounting. Based on the purchase price of approximately $1.415 million, plus direct acquisition costs of approximately $85,000 and the assumption of approximately $299,000 in net liabilities, the purchase price was allocated as follows (in thousands):

            Goodwill                                  $ 1,156
            Customer Relationships                        283
            Intellectual Property                         300
            Non-Compete Agreements                         60
            Net Liabilities Assumed                      (299)
                                                    ----------
                                                      $ 1,500

    The amount assigned to Intellectual Property and Non-Compete Agreements will be amortized over five years. The amount assigned to Customer Relationships will be amortized over ten years. Goodwill will be evaluated annually for impairment in accordance with SFAS No. 142, "Goodwill and Intangible Assets". Amortization expense for intangible assets was $8,000 for the six months ended June 30, 2003. Estimated amortization expense for the remainder of 2003 and the five succeeding fiscal years is as follows (in thousands):

                                            Estimated
                                           Amortization
                                             Expense
                                             -------
            2003 (remainder)                   $50
            2004                               100
            2005                               100
            2006                               100
            2007                               100
            2008                                58

4.    Contingencies

    We are, from time to time, subject to certain claims, assertions or litigation by outside parties as part of our ongoing business operations. The outcome of any such contingencies are not expected to have a material adverse effect upon our business, results of operations and financial condition. We are currently not a party to any material legal proceedings.

5.    New Accounting Pronouncements

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

    In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003. We do not expect the adoption of this standard to have a material impact on our results of operations or financial position.

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

Critical Accounting Policies

    Our significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. The accounting policies used in preparing our interim consolidated financial statements for the three and six months ended June 30, 2003 are the same as those described in our Annual Report on Form 10-K.

    Our critical accounting policies are those having the most impact to the reporting of our financial condition and results and those requiring significant judgments and estimates. These policies include those related to (1) revenue recognition, (2) accounting for income taxes and (3) accounting for preferred stock. Our critical accounting policies are described in more detail in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2002. With respect to these critical accounting policies, our management believes that the application of judgments and assessments is consistently applied and produces financial information which fairly depicts the results of operations for all periods presented.

Results of Operations

Revenues

    Total revenues increased 8% to $9.0 million for the six months ended June 30, 2003, from $8.3 million, for the six months ended June 30, 2002. Total revenues increased 4% to $4.7 million for the quarter ended June 30, 2003 from $4.5 million for the quarter ended June 30, 2002.

    Licenses. License revenues increased 19% to $2.8 million during the six months ended June 30, 2003, from $2.3 million for the six months ended June 30, 2002, and increased 16% to $1.5 million during the quarter ended June 30, 2003 from $1.3 million for the quarter ended June 30, 2002. License revenues represented 31% and 28% of the total revenues for the six months ended June 30, 2003 and 2002, respectively, and represented 33% and 30% of the total revenues for the quarter ended June 30, 2003 and 2002, respectively. The increase in license revenues during the first six months of 2003 is primarily due to increases in sales made within North America by our AP and direct networks over the first six months of 2002. License revenues generated outside of the United States accounted for approximately 11% of our revenues for the six months ended June 30, 2003, compared to 9% for the same period in 2002, and 9% and 8% for the quarters ended June 30, 2003 and 2002, respectively.

    Maintenance and Other. Maintenance revenues, exclusive of other revenue, increased 23% to $4.5 million during the six months ended June 30, 2003, from $3.7 million for the six months ended June 30, 2002 and increased 25% to $2.3 million during the quarter ended June 30, 2003, from $1.9 million for the quarter ended June 30, 2002. Maintenance revenues represented 50% and 44% of the total revenues for the six months ended June 30, 2003 and 2002, respectively, and 50% and 42% of the total revenues for the quarters ended June 30, 2003 and 2002, respectively. This increase was primarily a result of increased pricing for value-added services provided to our customer base and the addition of new customers. Other revenue, consisting primarily of consulting services, training and consulting fees, decreased 27% to $1.7 million during the six months ended June 30, 2003, from $2.3 million for the six months ended June 30, 2002 and decreased 39% to $779,000 during the quarter ended June 30, 2003, from $1.3 million for the quarter ended June 30, 2002. Other revenue represented 19% and 28% of total revenues for the six months ended June 30, 2003 and 2002, respectively, and 17% and 28% of total revenues for the quarters ended June 30, 2003 and 2002, respectively. The decrease in other revenue as a percentage of total revenue for the first six months of 2003 was primarily due to decreased service contracts to our direct customer base.

Cost of Revenues

    Licenses. Costs of licenses consist primarily of royalty payments to third-party vendors and costs of product media, duplication, packaging and fulfillment. Cost of licenses increased in absolute dollars to $352,000, or 13% of license revenues for the six months ended June 30, 2003, from $218,000 or 9% of license revenues, for the six months ended June 30, 2002 and increased to $172,000 or 11% of license revenues for the quarter ended June 30, 2003 from $126,000 or 10% of license revenues for the quarter ended June 30, 2002. The increase in absolute dollar cost of licenses was attributable to an increased percentage of third-party licensed products within our license revenue.

    Maintenance and Other. Costs of maintenance and other consist of the direct and indirect costs of providing software maintenance and support, training and consulting services to our APs, OEMs and end-users. Cost of maintenance and other remained flat in absolute dollars at $1.8 million or 29% of maintenance and other revenues for the six months ended June 30, 2003 and $1.8 million or 30% of maintenance and other revenues for the six months ended June 30, 2002. Cost of maintenance and other increased in absolute dollars to $890,000 or 29% of maintenance and other revenues for the quarter ended June 30, 2003 from $960,000 or 30% of maintenance and other revenues for the quarter ended June 30, 2002. The absolute dollar decrease in cost of maintenance and other is primarily a result of decreased service revenue related costs for the three months end June 30, 2003.

Operating Expenses

    Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising and promotional expenses. Sales and marketing expenses increased to $4.6 million, or 51% of total revenues, for the six months ended June 30, 2003 from $3.6 million, or 44% of total revenues, for the six months ended June 30, 2002. Sales and marketing expenses increased to $2.3 million, or 50% of total revenues, for the quarter ended June 30, 2003 from $1.8 million, or 41% of total revenues, for the quarter ended June 30, 2002. The increase in sales and marketing expenses is due our continued investment in our North American sales channels. We anticipate that sales and marketing expenses will continue be slightly higher in future periods as we grow our sales efforts and integrate the operations of Select Technologies, Inc. into our organization.

    Research and Development. Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, contractors, as well as the cost of facilities and equipment. Research and development expenses decreased to $2.4 million, or 26% of total revenues, for the six months ended June 30, 2003 from $2.6 million, or 31% of total revenues, for the six months ended June 30, 2002. Research and development expenses decreased to $1.2 million, or 25% of total revenues, for the quarter ended June 30, 2003 from $1.3 million, or 29% of total revenues, for the quarter ended June 30, 2002. The decrease in research and development is primarily the result of our planned efficiencies in our development organization. We anticipate that research and development expenses will slightly increase in future quarters with the addition of resources from the Select Technologies, Inc. acquisition.

    General and Administrative. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel, and outside professional fees. General and administrative expenses increased to $814,000 million or 9% of total revenues for the six months ended June 30, 2003 from $766,000 or 9% of total revenues for the six months ended June 30, 2002. General and administrative expenses increased to $415,000 or 9% of total revenues, for the quarter ended June 30, 2003 from $390,000 or 9% of total revenues, for the quarter ended June 30, 2002. The slight absolute dollar increase in general and administrative expenses is primarily due to overall increased insurance costs for the six months ended June 30, 2003 over the six months ended June 30, 2002. We anticipate that general and administrative expenses will continue at approximately this level throughout the year.

    Other Income, net. Other income, net consists primarily of interest earned on our investing activities. Other income, net was $50,000 during the six months ended June 30, 2003 compared to other income, net of $77,000 during the six months ended June 30, 2002. Other income, net was $32,000 during the quarter ended June 30, 2003 compared to other income, net of $43,000 during the quarter ended June 30, 2002, primarily as a result of the decrease in interest income from a lower investment base and overall lower earned interest rate.

    Benefit from Income Taxes. We have recorded a valuation allowance against our carryforward tax benefits to the extent that we believe that it is more likely than not all of such benefits will not be realized in the near term. We perform our assessment of benefit realization and the associated valuation allowance on a quarterly basis. Our assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular we considered both our historical results and our projections of profitability for only reasonably foreseeable future periods. Our realization of the recorded net deferred tax assets is dependent on future taxable income and therefore, we cannot be assured that such benefits will be realized. Based on management's current projections, we will continue to evaluate releasing a portion of the valuation allowance if planned operating results are achieved.

Liquidity and Capital Resources

    Cash and cash equivalents and short-term investments at June 30, 2003 were $7.4 million, decreasing by $1.1 million from December 31, 2002. The decrease in cash and cash equivalents is primarily due to the cash used in the acquisition of Select Technologies, Inc. and our net loss.

    For the six months ended June 30, 2003, net cash provided by operating activities was $82,000 compared to net cash used by operating activities of $99,000 for the six months ended June 30, 2002. Cash provided by operating activities for the six months ended June 30, 2003 is primarily due to the increase in our deferred revenues during the period.

    Cash used in investing activities was $33,000 for the six months ended June 30, 2003 compared to cash used by investing activities of $67,000 for the six months ended June 30, 2002. The cash used by investing activities is primarily due to the sale of marketable securities during the first half of 2003 offset by the cash paid for the acquisition of Select Technologies, Inc.

    Cash used in financing activities was $282,000 for the six months ended June 30, 2003. Cash provided by financing activities was $78,000 for the six months ended June 30, 2002. Cash used in financing activities in 2003 resulted primarily from payment of short-term debt assumed in the acquisition of Select Technologies, Inc. net of $41,000 from common stock issuances.

    At June 30, 2003, our principal sources of liquidity included cash and short-term investments of $7.4 million. In addition, we have a secured credit facility for up to $3.0 million, bearing interest at the bank's prime rate. As of June 30, 2003, we had $2.8 million available for borrowing and no debt outstanding.

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

    Acquisitions. We have, and we may in the future, acquire businesses, products or technologies that we believe compliment or expand our existing business. In May 2003, we acquired Select Technologies, Inc, a records management software company based in Boise, ID. Our ability to achieve favorable results in 2003 and beyond will be dependent in part upon our ability to continue to successfully integrate the people, products and business lines of our acquisitions. In addition, we will need to work with our acquired companies' customers and business partners, as well as our current customers and business partners, to expand relationships based upon the broader range of products and services available from us. In some instances, we may need to discontinue relationships with business partners whose interests are no longer aligned with ours. We must accomplish the synergies we identified during the acquisition process. Failure to execute on any of these elements and accomplish the favorable financial results from the integration process could adversely affect our business and results of operations.

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

ITEM 3.     QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of June 30, 2003 we had $5.2 million in short-term investments that are sensitive to market risks. Our investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. We do not own any derivative financial instruments. Due to the nature of our investment portfolio we are primarily subject to interest rate risk.

    Our investment portfolio includes fixed rate debt instruments that are primarily United States government and agency bonds of duration ranging from one to five years. The market value of these bonds is subject to interest rate risk, and could decline in value if interest rates increase. Any material change in the interest rates would not have a material change in the market value of our debt instruments. A hypothetical increase or decrease in market interest rates by 10% from June 30, 2003 would cause the fair market value of these short-term investments to change by an insignificant amount. Although the market value of these short-term investments would change due to the interest rate fluctuation, we have the ability to hold the investments to maturity, which would reduce overall market risk.

ITEM 4.     CONTROLS AND PROCEDURES

    As of June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. In addition, our Chief Executive Officer and our Chief Financial Officer concluded that during the quarter ended June 30, 2003, there has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

    It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                           PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS.

      On May 29, 2003 we acquired Select Technologies, Inc. In connection with this transaction we issued 500,000 shares of our unregistered common stock, $.001 par valure per share, to the two sole shareholders of Select Technologies, Inc. Total consideration paid in this transaction was $1.415 million, which includes $725,000 cash and the 500,000 shares of unregistered common stock. Because the common stock was sold in a transaction not involving a public offering, the transaction is exempt from registration under the Securities Act of 1933 in accordance with Section 4(2) of the Securities Act.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Company held its annual meeting of shareholders on May 8, 2003. At the meeting the stockholders voted on the following actions:

a.    Election of Directors
       Nominees               Number of Votes For           Withhold Authority
       --------               -------------------           ------------------
Mark K. Ruport                     8,412,757                       645,358
Edwin C. Winder                    8,491,894                       566,221

b.    Approve the adoption of 2003 Optika Inc. Equity Incentive Plan
Affirmative Votes    Negative Votes       Abstentions      Broker Non-Votes
-----------------    --------------       -----------      ----------------
    2,607,813          1,090,611             4,062             5,355,629

c. Approve amendment to 2000 Employee Stock Purchase Plan to increase the maximum number of common stock issuable under the plan
Affirmative Votes    Negative Votes       Abstentions      Broker Non-Votes
-----------------    --------------       -----------      ----------------
    3,336,985            361,839             3,662             5,355,629

d. Ratify the appointment of KPMG LLP as the Company's independent accountants for the fiscal year ending December 31, 2003
Affirmative Votes    Negative Votes       Abstentions
-----------------    --------------       -----------
    9,023,180             24,340            10,595

The foregoing results include the 1,097,777 converted shares of our Series A-1 Convertible Preferred Stock, all of which voted for the nominees and in favor of all proposals.

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K.

a.    Exhibits.
       2.1 Agreement and Plan of Merger, dated as of May 29, 2003, by and among the Registrant, Optika Technologies, Inc., Select Technologies, Inc and Del Zane and Shadra Zane
      31.1  Section 302 Certification of Chief Executive Officer
      31.2  Section 302 Certification of Chief Financial Officer
      32.1  Section 906 Certification of Chief Executive Officer
      32.2  Section 906 Certification of Chief Financial Officer

b. Reports on Form 8-K.
We filed or furnished the following Current Reports on Form 8-K during the quarter ended June 30, 2003. The information furnished under Item 9. Regulation FD Disclosure (Item 12. Results of Operations and Financial Condition) is not deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934:
- Current Report on Form 8-K dated April 16, 2003, furnished to the Securities and Exchange Commission on April 16, 2003, Under Item 9. Regulation FD Disclosure (Item 12. Results of Operations and Financial Condition).
- Current Report on Form 8-K dated May 29, 2003, filed with the Securities and Exchange Commission on May 29, 2003 under Item 5, Other Events and
      Item 7, Financial Statements, Pro Forma Financial Information and
      Exhibits.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 OPTIKA INC.
                                                (Registrant)



           8/13/2003                         /s/ Mark K. Ruport
      ------------------            ------------------------------------
            (Date)                             Mark K. Ruport
                                     President, Chief Executive Officer
                                          and Chairman of the Board



           8/13/2003                        /s/ Steven M. Johnson
      ------------------            ------------------------------------
            (Date)                            Steven M. Johnson
                                    Chief Financial Officer, Executive Vice
                                    President, Secretary and Chief Accounting
                                    Officer

                                  Exhibit Index


Exhibit No.      Description

2.1 Agreement and Plan of Merger, dated as of May 29, 2003, by and among the Registrant, Optika Technologies, Inc., Select Technologies, Inc and Del Zane and Shadra Zane
31.1             Rule 13a-14(a) Certification of Chief Executive Officer.
31.2             Rule 13a-14(a) Certification of Chief Financial Officer.
32.1             Section 1350 Certification of Chief Executive Officer.

32.2             Section 1350 Certification of Chief Financial Officer.