Form 10-Q
period 2003-09-30
OPTIKA INC
filed 2003-11-14
CIK 1014920

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003


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

                                (719) 548-9800
            (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past  90 days.    Yes    X   . No
                                                       -------     ------

        Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).      Yes       . No   X   .
                                                         ------    -------

        9,206,036 shares of the registrant's common stock, $0.001 par value per share, were outstanding as of November 12, 2003.

                                      INDEX

                                                                          PAGE
PART I - FINANCIAL INFORMATION

 Item 1 -  Condensed Consolidated Financial Statements

       Condensed Consolidated Balance Sheets as of September 30, 2003
       and December 31, 2002 (Unaudited)                                     1

       Condensed Consolidated Statements of Operations for the three-
       month and nine-month periods ended September 30, 2003 and 2002
       (Unaudited)                                                           2

       Condensed Consolidated Statements of Cash Flows for the nine-
       month periods ended September 30, 2003 and 2002 (Unaudited)           3

       Notes to Condensed Consolidated Financial Statements (Unaudited)      4

 Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          7

 Item 3 - Quantitative and Qualitative Disclosures About Market Risk        15

 Item 4 - Controls and Procedures                                           15

PART II - OTHER INFORMATION

 Item 6 - Exhibits and Reports on Form 8-K                                  16

 Signatures                                                                 17

                          OPTIKA INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                             September 30,     December 31,
                                                                                 2003              2002
                                                                            ----------------  ---------------
                                                                               (unaudited)
Assets
Current assets:
   Cash and cash equivalents...........................................        $      2,703     $      2,458
   Restricted cash.....................................................                 100                -
   Short-term investments..............................................               5,153            5,950
   Accounts receivable, net of allowance for doubtful accounts of $100
    at September 30, 2003 and $107 at December 31, 2002................               3,931            3,796
   Other current assets................................................                 602              557
                                                                            ----------------  ---------------
         Total current assets..........................................              12,489           12,761
                                                                            ----------------  ---------------

Property and equipment, net............................................                 713              895
Intangible assets, net.................................................                 610                -
Goodwill...............................................................               1,166                -
Other assets...........................................................                 175              233
                                                                            ----------------  ---------------
                                                                               $     15,153     $     13,889
                                                                            ================  ===============
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable....................................................        $        478     $        379
   Accrued expenses....................................................                 770              523
   Accrued compensation expense........................................                 833              853
   Deferred revenue....................................................               5,868            5,146
                                                                            ----------------  ---------------
          Total current liabilities....................................               7,949            6,901
                                                                            ----------------  ---------------
Stockholders' equity:
   Common stock; $.001 par value; 25,000,000 shares authorized;
    9,002,099 and 8,326,486 shares issued and outstanding at
    September 30, 2003 and December 31, 2002, respectively.............                   9                8
   Preferred stock; Series A-1 convertible, $.001 par value; 731,851 shares authorized, issued and outstanding at September 30, 2003 and
    December 31, 2002..................................................               5,199            5,199
   Additional paid-in capital..........................................              30,040           29,162
   Accumulated deficit.................................................             (28,044)         (27,381)
                                                                            ----------------  ---------------
          Total  stockholders' equity..................................               7,204            6,988
                                                                            ----------------  ---------------
                                                                               $     15,153     $     13,889
                                                                            ================  ===============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          OPTIKA INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                   (In thousands, except per share amounts)

                                                           Three Months Ended               Nine Months Ended
                                                              September 30,                   September 30,
                                                       ---------------------------       -------------------------
                                                              2003         2002                2003          2002
                                                              ----         ----                ----          ----
Revenues:
   Licenses........................................... $     1,989   $    1,635          $    4,750    $    3,948
   Maintenance and other..............................       3,362        3,015               9,600         9,051
                                                           ---------    ---------           ---------     ---------
      Total revenues..................................       5,351        4,650              14,350        12,999
                                                           ---------    ---------           ---------     ---------
Cost of revenues:
   Licenses...........................................         195          214                 547           432
   Maintenance and other..............................         909          911               2,724         2,730
                                                           ---------    ---------           ---------     ---------
      Total cost of revenues..........................       1,104        1,125               3,271         3,162
                                                           ---------    ---------           ---------     ---------

Gross profit..........................................       4,247        3,525              11,079         9,837
                                                           ---------    ---------           ---------     ---------
Operating expenses:
   Sales and marketing................................       2,298        1,865               6,860         5,514
   Research and development...........................       1,211        1,262               3,563         3,836
   General and administrative.........................         555          384               1,369         1,150
                                                           ---------    ---------           ---------     ---------
      Total operating expenses........................       4,064        3,511              11,792        10,500
                                                           ---------    ---------           ---------     ---------

Income (loss) from operations.........................         183           14                (713)         (663)
Other income, net.....................................           -           31                  50           108
                                                           ---------    ---------           ---------     ---------
Income (loss) before income tax provision.............         183           45                (663)         (555)
Income taxes..........................................           -            -                   -            (3)
                                                           ---------    ---------           ---------     ---------
Net income (loss).....................................  $      183   $       45          $     (663)    $    (552)
                                                           =========    =========           =========     =========

Basic net income (loss) per common share.............   $     0.02   $     0.01          $    (0.08)    $   (0.07)
                                                           =========    =========           =========     =========
Basic weighted average number of common shares
  outstanding........................................        8,917        8,314               8,601         8,280
                                                           =========    =========           =========     =========

Diluted net income (loss) per common share...........   $     0.02   $     0.00          $    (0.08)    $   (0.07)
                                                           =========    =========           =========     =========
Diluted weighted average number of common shares
  outstanding........................................       10,845        9,263               8,601         8,280
                                                           =========    =========           =========     =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          OPTIKA INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (In thousands)

                                                                             Nine Months Ended September 30,
                                                                             ---------------------------------
                                                                                  2003              2002
                                                                                  ----              ----
Cash Flows From Operating Activities:
Net loss...............................................................        $        (663)    $       (552)
Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization.......................................                  355              515
   Gain (loss) on disposal of fixed assets.............................                    2               (3)
   Changes in assets and liabilities:
      Accounts receivable, net.........................................                  142              369
      Other assets.....................................................                   28               66
      Accounts payable.................................................                  (38)            (171)
      Accrued expenses.................................................                  214             (916)
      Deferred revenue.................................................                  423              944
                                                                             ----------------  ---------------
       Net cash provided by operations.................................                  463              252
                                                                             ----------------  ---------------
Cash Flows From Investing Activities:
Capital expenditures...................................................                 (125)            (153)
Proceeds from sales of equipment.......................................                    -                9
Cash paid for acquisition of Select Technologies, Inc., net of cash
acquired...............................................................                 (756)              --
Sale (purchase) of short-term investments, net.........................                  797              (12)
                                                                             ----------------  ---------------
       Net cash used by investing activities...........................                  (84)            (156)
                                                                             ----------------  ---------------
Cash Flows From Financing Activities:
Proceeds from issuance of common stock.................................                  189              111
Payment of short-term debt assumed in acquisition......................                 (323)              --
                                                                             ----------------  ---------------
       Net cash provided  (used) by financing activities...............                 (134)             111
                                                                             ----------------  ---------------

Net increase in cash and cash equivalents..............................                  245              207
Cash and cash equivalents at beginning of period.......................                2,458            1,746
                                                                             ----------------  ---------------
Cash and cash equivalents at end of period.............................        $       2,703      $     1,953
                                                                             ================  ===============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          OPTIKA INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      Basis of Presentation

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present our consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's (SEC's) rules and regulations. The consolidated results of operations for the periods ended September 30, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2003. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Annual Report on Form 10-K of Optika Inc. (the "Company").

2.      Net Income (Loss) Per Common Share

     Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares outstanding plus all dilutive potential common shares outstanding. During the first nine months of 2003, 397,000 options to purchase our common stock were granted. During the first nine months of 2002, 275,500 options to purchase our common stock were granted.

     The following is the reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations (in thousands except per share data):
                                      Three Months Ended      Nine Months Ended
                                         September 30,          September  30,
                                       2003        2002       2003         2002
                                       ----        ----       ----         ----
Basic Net Income (loss) Per Share:
 Net income (loss)................  $   183     $    45    $  (663)     $  (552)
 Basic weighted average common
  shares outstanding..............    8,917       8,314      8,601        8,280
 Basic net income (loss) per
  common share....................  $  0.02     $  0.01    $ (0.08)     $ (0.07)

Effect of dilutive securities
 Dilutive effect of stock options.      830          71         --           --
 Assumed conversion of preferred
   stock..........................    1,097         878         --           --
                                     ------      ------     ------       ------
 Diluted weighted average common
  shares outstanding..............   10,845       9,263      8,601        8,280
 Diluted net income (loss) per
  common share....................  $  0.02     $  0.00    $ (0.08)     $ (0.07)

     For the three months ended September 30, 2003 and 2002, 1.2 million and 2.5 million options and warrants to purchase our common stock, respectively, were excluded from the dilutive stock calculation because of their antidilutive effect on net income per share. For the nine months ended September 30, 2003 and 2002, 3.3 million and 2.9 million options and warrants to purchase our common stock, respectively, were excluded from the dilutive stock calculation because of their antidilutive effect on net loss per share.

Stock Based Compensation

     We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," to account for our fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans, as amended by SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment to SFAS 123." As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148. Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, our pro-forma net loss and pro-forma net loss per share would have been as follows:
(In thousands, except per share data)

                                      Three Months Ended      Nine Months Ended
                                         September 30,          September  30,
                                       2003        2002       2003         2002
                                       ----        ----       ----         ----
Net income (loss):
 As reported                        $   183     $    45    $  (663)     $  (552)
 SFAS No. 123 Pro-forma                (104)       (323)    (1,488)      (1,656)
Basic net income (loss) per share
 As reported                        $  0.02     $  0.01    $ (0.08)     $ (0.07)
 SFAS No. 123 Pro-forma               (0.01)      (0.04)     (0.17)       (0.20)
Diluted net income (loss) per share
 As reported                        $  0.02     $  0.00    $ (0.08)     $ (0.07)
 SFAS No. 123 Pro-forma               (0.01)      (0.03)     (0.17)       (0.20)

3.      Goodwill and Intangible Assets

     In May 2003, we acquired Select Technologies, Inc., a developer of records management solutions headquartered in Boise, Idaho. This acquisition strengthens our ability to provide solutions that allow customers to be in compliance with the record retention, control and disposition requirements imposed by recent regulatory initiatives. Operations of the acquired Select Technologies, Inc. business, as well as assets and liabilities of the acquired business, are included in the unaudited condensed consolidated financial statements from the date of acquisition. The impact on operations was insignificant from the acquisition date to September 30, 2003 Under the terms of the acquisition agreement we paid approximately $1.415 million for the privately held company, consisting of 500,000 shares of our common stock valued at $1.38 per share, which was the average closing price from the three days prior to the closing date, and $725,000 cash. Additionally, the sellers have the ability to earn up to an additional $600,000 over the next three years based on attainment of certain revenue targets from the Acorde Records Manager product. In accordance with SFAS No. 141, "Business Combinations," the acquisition was accounted for using the purchase method of accounting. Based on the purchase price of approximately $1.415 million, plus direct acquisition costs of approximately $95,000 and the assumption of approximately $299,000 in net liabilities, the purchase price was allocated as follows (in thousands):

               Goodwill                                     $ 1,166
               Customer Relationships                           283
               Intellectual Property                            300
               Non-Compete Agreements                            60
               Net Liabilities Assumed                         (299)
                                                          ----------
                                                            $ 1,510

     The amount assigned to intellectual property and non-compete agreements is being amortized on a straight-line basis over five years. The amount assigned to customer relationships is being amortized on a straight-line basis over ten years. Goodwill will be evaluated annually for impairment in accordance with SFAS No. 142, "Goodwill and Intangible Assets." Amortization expense for intangible assets was $33,000 for the nine months ended September 30, 2003. Estimated amortization expense for the remainder of 2003 and the five succeeding fiscal years is as follows (in thousands):
                                                     Estimated
                                                    Amortization
                                                      Expense

               2003 (remainder)                     $   25
               2004                                    100
               2005                                    100
               2006                                    100
               2007                                    100
               2008                                     58

4.   Contingencies

        We are, from time to time, subject to certain claims, assertions or litigation by outside parties as part of our ongoing business operations. The outcome of any such contingencies are not expected to have a material adverse effect upon our business, results of operations and financial condition. Other than as described below, we are currently not a party to any significant legal proceedings.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this Report, contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding the intent, belief or current expectations of us, our directors or our officers with respect to future events and financial performance.. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those described below under the caption "Business Risks", which could cause actual results to differ materially from historical results or those anticipated.

Overview

     Optika(R) Inc. is a leading enterprise content management ("ECM") provider of imaging, workflow, collaboration and records management software. Optika's Acorde family of ECM software solutions, including Acorde Context(TM), Acorde Process(TM), Acorde Resolve(TM), Acorde Application Link and Acorde Records Manager(TM), allows our customers to streamline their business processes, eliminate paper and increase operational efficiencies. Acorde provides the ability to access and store multiple formats of business content, both digital and non-digital; automate processes across the organization and externally with partners and customers; and enable online collaboration around these paper-intensive or complex processes in real and near time. Built on a three-tier, scalable and extensible platform, Acorde delivers a variety of client desktops, including Windows and Web-based desktops, and easily integrates with third-party applications such as enterprise resource planning systems. The Acorde product family allows organizations to improve processing efficiency, reduce operating costs and increase customer and partner service and satisfaction, resulting in significant return on investment.

     The license of our software products is typically an executive-level decision by prospective end-users and generally requires our sales staff and/or our third-party resellers, or "Advantage Partners" ("APs"), to engage in a lengthy and complex sales cycle (typically between six and twelve months from the initial contact date). We distribute our products through a direct sales force and a network of APs. For 2002, approximately 48% of our license revenues were derived from our APs and the remaining license fees were derived from direct sales. However, no individual customer accounted for more than 10% of our total revenues. For the years ended December 31, 2002, 2001 and 2000, we generated approximately 9%, 12% and 15%, respectively, of our total revenues from international sales. Our revenues consist primarily of license revenues, which are comprised of one-time fees for the license of our products, service revenues, and maintenance revenues, which are comprised of fees for upgrades and technical support. Our APs, which are responsible for the installation and integration of the software for their customers, enter into sales agreements with the end-user, and license software directly from us. We license software directly to the end-user through software license agreements. Annual maintenance agreements are also entered into between the APs and the end-user, and the APs then purchase maintenance services directly from us. For 2002 and 2001, approximately 32% and 38%, respectively, of our total revenues were derived from software licenses and approximately 43% of our total revenues were derived from maintenance agreements. For 2002 and 2001, other revenues, which are comprised of training, consulting and implementation services, and third-party hardware and software products, accounted for 25% and 19%, respectively, of our total revenues.

Critical Accounting Policies

     Our significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. The accounting policies used in preparing our interim consolidated financial statements for the three and nine months ended September 30, 2003 are the same as those described in our Annual Report on Form 10-K.

     Our critical accounting policies are those having the most impact to the reporting of our financial condition and results and those requiring significant judgments and estimates. These policies include those related to (1) revenue recognition, (2) accounting for income taxes and (3) accounting for preferred stock. Our critical accounting policies are described in more detail in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2002. With respect to these critical accounting policies, our management believes that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.

Results of Operations

Three and Nine Months Ended September 30, 2003 Compared to the Three and Nine Months Ended September 30, 2002

Revenues

     Total revenues increased 10% to $14.4 million for the nine months ended September 30, 2003 from $13.0 million for the nine months ended September 30, 2002. Total revenues increased 15% to $5.4 million for the three months ended September 30, 2003 from $4.7 million for the three months ended September 30, 2002.

     Licenses. License revenues increased 20% to $4.8 million, for the nine months ended September 30, 2003, from $3.9 million for the nine months ended September 30, 2002, and increased 22% to $2.0 million for the three months ended September 30, 2003 from $1.6 million for the three months ended September 30, 2002. License revenues represented 33% and 30% of total revenues for the nine months ended September 30, 2003 and 2002, respectively, and represented 37% and 35% for the three months ended September 30, 2003 and 2002, respectively. The increase in license revenues for the first nine months of 2003 is primarily due to increases in sales made within North America by our APs and direct networks, compared to the first nine months of 2002. License revenues generated outside of the United States accounted for approximately 15% of our total license revenues for the nine months ended September 30, 2003, compared to 9% for the same period in 2002, and 17% and 8% for the three months ended September 30, 2003 and 2002, respectively. The increase in international license revenues as a percentage of total license revenue is a result of better than expected Asian license revenues in the third quarter of 2003.

     Maintenance and Other. Maintenance revenues, exclusive of other revenue, increased 23% to $7.0 million for the nine months ended September 30, 2003 from $5.7 million for the nine months ended September 30, 2002, and increased 23% to $2.4 million for the three months ended September 30, 2003 from $2.0 million for the three months ended September 30, 2002. Maintenance revenue represented 49% and 44% of total revenues for the nine months ended September 30, 2003 and 2002, respectively, and represented 46% and 43% of total revenues for the three months ended September 30, 2003 and 2002, respectively. This increase was primarily a result of increased pricing for value-added services provided to our customer base and the addition of new customers. Other revenues, consisting primarily of consulting services, training and consulting fees, represented 18% and 26% of total revenues for the nine months ended September 30, 2003 and 2002, respectively, and 21% and 22% of total revenues for the three months ended September 30, 2003 and 2002, respectively. The decrease in other revenue as a percentage of total revenue for the first nine months of 2003 was primarily due to decreased service contracts to our direct customer base.

Cost of Revenues

     Licenses. Cost of licenses consists primarily of royalty payments to third-party vendors and costs of product media, duplication, packaging and fulfillment. Cost of licenses increased to $547,000, or 12% of license revenues, from $432,000, or 11% of license revenues, for the nine months ended September 30, 2003 and 2002, respectively, and decreased to $195,000, or 10% of license revenues, from $214,000, or 13% of license revenues, for the three months ended September 30, 2003 and 2002, respectively. The absolute dollar decrease in cost of licenses for the three months ended September 30, 2003 is attributable to decreased software sales that included third party products. The absolute dollar increase in costs of licenses for the nine months ended September 30, 2003 is attributable to increased software sales that included third party products.

     Maintenance and Other. Costs of maintenance and other costs consists of the direct and indirect costs of providing software maintenance and support, training and consulting services to our APs, OEMs and end-users, and the cost of third-party software products. Cost of maintenance and other costs remained constant at $2.7 million, or 28% and 30% of maintenance and other revenues, for the nine months ended September 30, 2003 and 2002, respectively. Cost of maintenance and other costs decreased to $909,000, or 27% of maintenance and other revenues, from $911,000, or 30% of maintenance and other revenues, for the three months ended September 30, 2003 and 2002, respectively. Cost of maintenance and other costs decreased as a percentage of maintenance and other revenue as a result of decreased third-party contracting to fulfill consulting service contracts for the first nine months of 2003.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel, and marketing, advertising and promotional expenses. Sales and marketing expenses increased to $6.9 million, or 48% of total revenues, for the nine months ended September 30, 2003 from $5.5 million, or 42% of total revenues, for the nine months ended September 30, 2002. Sales and marketing expenses increased to $2.3 million, or 43% of total revenues, for the three months ended September 30, 2003 from $1.9 million, or 40% of total revenues, for the three months ended September 30, 2002. The increase in sales and marketing expenses is due to continued investment in sales and support staff in our North American sales channels. We anticipate that sales and marketing expenses will continue to be slightly higher in future periods as we grow our sales staff and integrate the operations of Select Technologies, Inc. into our organization.

     Research and Development. Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, contractors, as well as the cost of facilities and equipment. Research and development expenses decreased to $3.6 million, or 25% of total revenues, for the nine months ended September 30, 2003 from $3.8 million, or 30% of total revenues, for the nine months ended September 30, 2002. Research and development expenses decreased to $1.2 million, or 23% of total revenues, for the three months ended September 30, 2003 from $1.3 million, or 27% of total revenues, for the three months ended September 30, 2002. The decrease in research and development is primarily the result of our planned efficiencies in our development organization. We anticipate that research and development expenses will be flat in future quarters.

     General and Administrative. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel, and outside professional fees. General and administrative expenses increased to $1.4 million, or 10% of total revenues, for the nine months ended September 30, 2003 from $1.2 million, or 9% of total revenues, for the nine months ended September 30, 2002. General and administrative expenses increased to $555,000, or 10% of total revenues, for the three months ended September 30, 2003 from $384,000, or 8% of total revenues, for the three months ended September 30, 2002. The increase in general and administrative expenses is primarily due to an increase in our allowance for doubtful accounts during the third quarter of 2003 over the same period in 2002 as well as overall increased insurance costs and administrative costs due to the acquisition of Select Technologies, Inc. We anticipate that general and administrative expenses will continue at approximately this level throughout the year.

     Other Income, net. Other income, net, consists primarily of interest earned on our investing activities. Other income, net, was $50,000 for the nine months ended September 30, 2003 compared to other income, net, of $108,000 for the nine months ended September 30, 2002. Other income, net, was zero for the three months ended September 30, 2003, compared to other income, net, of $31,000 for the three months ended September 30, 2002. The decrease in other income, net, was the result of decreased interest income due to a lower investment base and a decline in interest rates.

     Income Taxes. We have recorded a valuation allowance against our carryforward tax benefits to the extent that we believe that it is more likely than not all of such benefits will not be realized. We perform an assessment of benefit realization and the associated valuation allowance on a quarterly basis. Our assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular, we considered both our historical results and our projections of profitability for reasonably foreseeable future periods. Our realization of the recorded net deferred tax assets is dependent on future taxable income and therefore, we cannot be assured that such benefits will be realized. Based on management's current projections, we will continue to evaluate releasing a portion of the valuation allowance if planned operating results are achieved.

Liquidity and Capital Resources

     Cash and cash equivalents, including short-term investments, at September 30, 2003 was $7.9 million, decreasing by approximately $552,000 from December 31, 2002. The decrease in cash and cash equivalents is primarily due to the cash used in the acquisition of Select Technologies, Inc. and our net loss.

     For the nine months ended September 30, 2003, net cash provided by operating activities was $463,000, compared to net cash provided by operating activities of $252,000 for the nine months ended September 30, 2002. This increase in cash provided by operating activities for the nine months ended September 30, 2002 primarily resulted from improved cash collection on our accounts receivable and an increase in our deferred revenues.

     Cash used by investing activities was $84,000 for the nine months ended September 30, 2003, compared to cash used by investing activities of $156,000 for the nine months ended September 30, 2002. This decrease in cash used by investing activities is primarily due to the sale of marketable securities during 2003, which was offset by the cash paid for the acquisition of Select Technologies, Inc.

     Cash used by financing activities was $134,000 for the nine months ended September 30, 2003, compared to cash provided by financing activities of $111,000 for the nine months ended September 30, 2002. This increase in cash used in financing activities resulted primarily from payment of short-term debt assumed in the acquisition of Select Technologies, Inc. net of $189,000 from common stock issuances.

     At September 30, 2003, our principal sources of liquidity include cash and short-term investments of $7.9 million. In addition, we have a secured credit facility for up to $3.0 million, bearing interest at the bank's prime rate. As of September 30, 2003, we had $2.5 million available for borrowing and no debt outstanding.

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

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of September 30, 2003 we had $5.2 million in short-term investments that are sensitive to market risks. Our investment portfolio is used to preserve our capital until it is required to fund operations. We do not own any derivative financial instruments. Due to the nature of our investment portfolio we are primarily subject to interest rate risk.

     Our investment portfolio includes fixed rate debt instruments that are primarily municipal bonds with maturity periods within one-year. The market value of these bonds is subject to interest rate risk and could decline in value if interest rates increase. A hypothetical increase or decrease in market interest rates by 10% from September 30, 2003 would cause the fair market value of these short-term investments to change by an insignificant amount.

ITEM 4. CONTROLS AND PROCEDURES

     As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

                           PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

a) Exhibits.

Exhibit No.          Description

31.1                 Rule 13a-14(a) Certification of Chief Executive Officer
31.2                 Rule 13a-14(a) Certification of Chief Financial Officer
32.1                 Section 1350 Certification of Chief Executive Officer
32.2                 Section 1350 Certification of Chief Financial Officer



b) Reports on Form 8-K.
We furnished the following Current Report on Form 8-K during the quarter ended September 30, 2003. The information furnished under Item 12. Results of Operations and Financial Condition is not deemed to be "filed" for purposes of
Section 18 of the Securities Exchange Act of 1934:
- Current Report on Form 8-K dated July 16, 2003, furnished to the Securities and Exchange Commission on July 16, 2003, Under Item 9. Regulation FD Disclosure (Item 12, Results of Operations and Financial Condition).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                            OPTIKA INC.
                                                           (Registrant)


             11/13/2003                          /s/   Mark K. Ruport
        ---------------------         ------------------------------------------
               (Date)                               Mark K. Ruport
                                           President, Chief Executive Officer
                                                and Chairman of the Board

             11/13/2003                          /s/ Steven M. Johnson
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