Form 10-K
period 2003-12-31
OPTIKA INC
filed 2004-02-06
CIK 1014920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-28672

Optika Inc.

(Exact name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-4154552 (I.R.S. Employer Identification No.)

7450 Campus Drive, 2nd Floor Colorado Springs, Colorado (Address of Principal Executive Offices)	80920 (Zip Code)

Registrant’s telephone number, including area code:

(719) 548-9800

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of Class)

Series B Preferred Stock Purchase Rights

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2003 as reported on the NASDAQ Small Cap Market, was approximately $13,389,327. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of January 30, 2004, the registrant had outstanding 9,341,561 shares of common stock and 731,851 shares of preferred stock.

DOCUMENTS INCORPORATED BY REFERENCE

      None.

OPTIKA INC.

2003 ANNUAL REPORT ON FORM 10-K

PART I

      This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the caption “Risk Factors” in Item 1.

Item 1.	Business

Introduction

      Optika® Inc. is a leading provider of enterprise content management (ECM) technology, including document imaging, workflow, collaboration and records management software. Our Acorde family of ECM software solutions, including Acorde ContextTM, Acorde ProcessTM, Acorde ResolveTM, Acorde Application LinkTM and Acorde Records ManagementTM, allows companies to streamline their business processes, eliminate paper, increase operational efficiencies and effectively leverage their enterprise resource planning (ERP) and line-of-business (LOB) systems. Acorde provides the ability to manage compliance requirements, access and store multiple formats of business content, both digital and non-digital; automate processes across the organization and externally with partners and customers; and enable online collaboration around these paper-intensive or complex processes in real and near time. Acorde supports a wide spectrum of critical business operations, including accounts payable, accounts receivable, claims processing, expense reporting, records management and human resources.

      Built on a three-tier, scalable and extensible platform, Acorde easily integrates and interfaces with third-party applications. Acorde is certified with PeopleSoft, J.D. Edwards and Microsoft Business Solutions, and has performed integrations with many other major ERP and LOB systems, including Oracle, SAP, JDA and Lawson. The Acorde product family makes extensive use of Web Services to ensure seamless movement of transaction data and documents between applications and across the enterprise. The Acorde product allows organizations to improve processing efficiency, reduce operating costs and increase customer, partner, and employee service and satisfaction, resulting in a significant return on investment.

Recent Developments

      On January 12, 2004, we announced that we had entered into a definitive agreement to merge with Stellent, Inc. Under the terms of the merger agreement, each share of Optika common stock would be converted into .44 shares of Stellent common stock (subject to adjustment in certain circumstances as described below) and the holders of our preferred stock would receive $10 million in cash. If, based on the average closing price of Stellent’s common stock over a ten day period immediately prior to the closing of the merger, the .44 to one exchange ratio would result in our common stockholders receiving in excess of $4.00 per share of Stellent common stock, the exchange ratio will be adjusted so that 20% of the aggregate merger consideration in excess of $4.00 per share would be allocated to the holders of our preferred stock and 80% of the aggregate merger consideration in excess of $4.00 per share would be allocated to the holders of the common stock. The merger will be accounted for as a purchase transaction by Stellent, and is expected to be completed late in the first calendar quarter or early in the second calendar quarter of 2004. The closing is subject to regulatory approval, Optika and Stellent stockholder approval and customary closing conditions. In connection with the proposed merger, Stellent and Optika will file a joint proxy statement/ prospectus with the Securities and Exchange Commission. Investors and security holders of Stellent and Optika are urged to read the joint proxy statement/ prospectus and other relevant materials when they become available because they will contain important information about Stellent, Optika and the proposed merger. Investors and security holders may obtain without charge copies of the joint proxy statement/ prospectus and other relevant materials (when they become available), and any other documents filed by Stellent or Optika with the Securities and Exchange Commission at the SEC’s web site at http://www.sec.gov. A free copy of the joint proxy statement/ prospectus and other relevant materials (when they become available), and any other documents filed by Stellent or Optika with the

SEC, may also be obtained from Stellent and Optika. In addition, investors and security holders may access copies of the documents filed with the SEC by Stellent on Stellent’s website at www.Stellent.com. Investors and security holders may obtain copies of the documents filed with the SEC by Optika on Optika’s website at www.Optika.com.

Background

      For some time, private and public sector organizations have felt increasing pressure to deliver process efficiency and service improvements. These organizations have attempted to optimize core transaction processes to respond to competition, enhance service to customers, vendors and employees, and improve their operating margins.

      Over the past few years an additional major requirement has emerged — the need to comply with government mandates for records retention and compliance monitoring. Our goal is to answer both marketplace needs and make organizations more efficient by decreasing the cost of business transactions and their associated cycle-times and increasing the productivity of their workforces, while at the same time, automating the capture, retention, management, and disposition of documents that are required to be maintained for compliance purposes.

      We are able to achieve these important objectives by leveraging and integrating ERP and other critical LOB applications with our document imaging, workflow and records management software products, and extending them outside the organization with collaboration tools. By doing this, we help our customers leverage the strategic investments they have already made in business systems, reduce their cost of operations, satisfy compliance mandates, and provide security for their critical business documents. This not only has a large favorable impact on the financial aspects of our customers’ businesses, but it also helps them increase vendor, customer and employee satisfaction.

      These benefits are available for organizations that have high volumes of transactions as well as those that have the need to manage and store data and documents in multiple formats in a variety of locations throughout their organizations. We are also able to manage the secure storage, retention and disposition of both electronic and physical documents.

      Business drivers are those factors that compel a customer to look for a solution such as Optika’s Acorde family of products to satisfy their business requirements. Business drivers are often described by chief financial officers, chief information officers, compliance officers, and business managers as follows:

•	Increase process and transaction efficiency. This need is defined in terms of lowered costs of doing business and generating higher levels of service. The need for transaction efficiency especially applies to processes that have high transaction volumes along with content and supporting documents beyond the transaction itself.

•	Reduce transaction cycle times. Time is money and the ability to process transactions in an expedited fashion is imperative. Due to the enormous costs involved, this is particularly important when dealing with transactions that are out of tolerance or those that need to be addressed in a unique fashion.

•	Decrease operating expenses. During the past few years of limited or stagnant growth, the need to hold the line on expenses became paramount. During those times when shareholder value can’t be enhanced by growing revenues, it becomes necessary to focus on improving business processes in order to drive down costs and improve profit margins.

•	Accomplish the same amount of work with fewer people or more work with the same number of people. Companies that are able to accelerate their growth without a corresponding increase in personnel have a distinct competitive advantage. Obviously, this goal cannot be achieved without an improvement in business process management.

•	Control the proliferation of paper. Some companies are virtually drowning in a sea of paper — paper that can be lost or temporarily displaced. Such organizations need to evolve to electronic methods to speed processes and reduce storage requirements. This is not only a cost imperative, but a security imperative as well.

•	Manage multiple sources of business data. It is not unusual to find companies where the transaction data needs to be supported by documents and data from several systems. The task of managing this data and the multiple systems that contain it can be daunting.

•	Protect critical business assets — corporate information. Organizations in every industry must protect corporate information through records management. Furthermore, they must properly dispose of records in a timely manner and produce the retained documents and data on request. Factors driving companies to deploy a compliance and records management strategy include:

•	Litigation

•	Risk Management

•	Cost of Discovery

•	Mergers & Acquisitions

•	Globalization

•	Security

•	Privacy

•	Public and Private Sector Access Policies

      Another important business driver is the increasing focus on integrating an organization’s key business partners, such as vendors and customers, into the organization’s traditional business processes. Although e-business was initially thought of as a revolutionary way to market, sell and purchase goods and services, the industry is now realizing the even greater potential of e-business in changing the way businesses work with their supply chain partners as well as providing information and interaction for employees, customers and partners. These factors are helping Web Services and portals emerge as key components in most organizations’ strategic technology plans.

      Because of the trend to e-business, organizations must find ways to not only manage their electronic and paper-intensive transactions more efficiently, but also to involve each constituency by extending enterprise applications to remote users via the Internet. We help to facilitate this need with our workflow and collaboration tools. By providing solutions that enable more efficient processes, seamless integration with existing infrastructures and interaction among all related participants, we are delivering operational savings throughout the back-office.

Optika Acorde

      The Acorde product family is changing the way organizations process, fulfill and support business transactions through the following solutions:

Acorde Context

      To efficiently conduct business transactions, both between internal departments and externally with vendors and customers, organizations need immediate access to all relevant transaction information, regardless of how it is executed. Acorde Context enables companies to securely capture, store, retrieve and display transaction documents and information, regardless of source or type. Acorde Context can manage both paper and electronic documents, as well as electronic reports, and provide seamless integration to a company’s critical LOB applications. Acorde Context is designed to help organizations increase user productivity and improve information sharing across the enterprise.

Acorde Process

      Many companies have pared resources to the point where employee frustration is at a high level. Corporate executives and stockholders consistently want more: more revenues, more profitability and “more with less” from all departments. To help organizations achieve operational efficiency and cost savings, we provide Acorde Process, a sophisticated Business Process Management (BPM) workflow technology for automating processes and delivering business transaction information both within the enterprise and over the Internet to external users. Acorde Process helps organizations execute a greater number of transactions with fewer resources, resulting in more effective back-office operations and significantly enhanced transaction efficiency.

Acorde Records Management

      Due to recent corporate financial scandals, Sarbanes-Oxley legislation and many new SEC and industry regulations, records management is a crucial issue for many private companies and public sector organizations. Our Acorde Records Management product responds to this critical need by enabling the identification, classification, tracking and management of all forms of information from inception through destruction or archival. With Acorde Records Management, companies can achieve legal compliance with the requirements for the maintenance and destruction of business records. Acorde Records Management is fully integrated with Acorde Context and Process, and manages all types of electronic and physical records.

Acorde Resolve

      Analyst reports show that approximately 11% of organizations’ business transactions have problems or discrepancies. For example, in the accounts payable area this could mean short shipments, quantity mismatches or substitutions. The resolution of these failures typically requires time-intensive, manual processes involving research and approval on a number of levels within multiple organizations. In addition, the cost to process these problem transactions is nearly equal to the cost to process all transactions that complete successfully. Acorde Resolve allows businesses to build collaboration hubs, which deliver interactive tools in a virtual Web-based office environment, for resolving and collaborating around transactions and their inherent discrepancies internally and with trading partners. As a result, companies can more efficiently resolve transaction issues to cut costs and improve relationships with key customers and vendors.

Acorde Application Link

      Leveraging industry standards and providing a variety of client desktops, Acorde also enables companies to integrate with ERP systems and other third-party LOB applications. With pre-built integrations for PeopleSoft, Oracle E-Business Suite, and Microsoft Business Solutions, we deliver a seamless way to extend the functionality of these enterprise business applications with minimal implementation time and effort. Acorde Application Link also allows organizations to seamlessly integrate with any existing infrastructure or system, enabling them to cost-effectively take advantage of and leverage the investments they have already made in their crucial business systems.

Sales and Marketing

Sales

      We employ a blended sales model, consisting of a worldwide indirect sales network of Advantage Partners (APs), and a direct sales force that covers North American territories and territories in South America and Europe. We also deploy a solution services team of system architects and program managers to support our account executives and APs in enterprise system design, planning, implementation, and rollout.

Indirect Sales

      Our APs are value-added resellers responsible for identifying potential end-users, selling our products to the end-users as part of a complete hardware and software solution, customizing and integrating our products at the end-users’ sites, and providing support and maintenance to the end-users following the sale. Our APs currently include large organizations selling a wide variety of products, smaller organizations focused on imaging implementations, application-oriented organizations, and geographically focused organizations.

      Our written agreements with our APs establish a price at which the AP is eligible to license our software for resale to end-users, the maintenance fee revenues that must be remitted back to us, and other material terms and conditions. These agreements generally do not grant exclusivity to APs, do not prevent APs from carrying competing product lines and do not require APs to sell any particular dollar amount of our software. However, the agreements may be terminated at our election if specified annual sales targets are not attained. Actual sales contracts are between the APs and the end-users, although we directly license our software to end-users through their acceptance of a standard shrink-wrapped license agreement.

      We support our APs through dedicated personnel at our headquarters in Colorado Springs, Colorado, and a network of field offices. Services range from joint marketing efforts, to assistance with pricing and proposals, to technical product support. Our strategy is to target specific marketing activities toward our most productive APs, and to recruit additional APs in key geographical and vertical markets. Our AP program is a crucial element of our business strategy. License revenues from APs accounted for approximately 47% of our license revenues for the year ended December 31, 2003.

Direct Sales

      Our North American direct sales team focuses on developing relationships with large corporate end-users. The direct sales team is divided into regional territories that cover the United States. The direct sales force typically sells to a different customer base than our indirect sales force. Included in our direct sales force is our solution services team that initiates contact directly with the end-users. The solution services teams sometimes assists our APs to provide installation and integration services at the end-user’s site, not only facilitating particular implementations, but transferring valuable product and installation expertise to the APs.

International Sales

      For the years ended December 31, 2003, 2002 and 2001, we generated approximately 10%, 9% and 12%, respectively, of our total revenues from international sales. We currently maintain an office in the United Kingdom to support our European APs, and an office in Brazil, to support our Latin American APs.

Marketing

      Optika has a fully integrated marketing program to support our sales strategy. Marketing efforts are organized into marketing communications, product marketing, strategic alliances, lead generation, channel marketing, event marketing, and Internet marketing. We support these efforts by issuing frequent announcements to the press, communicating with key industry analysts, participating in tradeshows, telemarketing, email marketing and direct mailing to prospective customers, developing and maintaining Internet services, and co-marketing with strategic, reseller and technology partners. We also participate with our APs in joint marketing efforts. The targeted audience ranges from Fortune 1000 and Global 2000 companies in the manufacturing, retail, distribution, architecture/ engineering/ construction and financial services industries, higher education, and public sector organizations.

Customers

      As of December 31, 2003, we have sold to an established base of over 2,000 customers through our blended sales model of APs and direct sales force. Our solutions are applicable and have been installed in a wide variety of industries to process, fulfill and support business transactions.

      No AP or end-user accounted for more than 10% of our total revenues for the years ended December 31, 2003, 2002 or 2001.

Service and Support

      We believe that a high level of customer service and support is critical to our performance. We provide technical support, maintenance, training and consulting to our APs, who are in turn primarily responsible for providing technical support services directly to end-users. We also provide such support directly to our end-users on an as-needed basis. These services are designed to increase end-user satisfaction, provide feedback to us as to end-users’ demands and requirements, and generate recurring revenue. We plan to continue expanding our services and support programs as the depth and breadth of our products increase.

AP Support

      We maintain pre-sales technical support personnel who work directly with the APs to provide technical responses to sales inquiries. We offer educational and training programs, as well as customized consulting services, to our APs. Fees for training and consulting services are generally charged on a per diem basis. We also provide product information bulletins on an ongoing basis, including bulletins posted on our Internet site and through periodic informational updates about the products and installation methodologies. These bulletins generally answer frequently asked questions and provide information about new product features.

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

Research and Development

      We have committed, and expect to continue to commit, substantial resources to research and development. Our research and development organization is based on the product team concept. Each product team has an engineering team leader, a product manager, development engineers and quality assurance engineers. The team is entirely responsible for the design, implementation and quality of our products. Product development efforts are directed at increasing product functionality, improving product performance, and expanding the capabilities of the products to integrate with third-party software and hardware products. In particular, we devote substantial development resources to develop additional functionality for our products, and the capability to support additional platforms, databases, graphical user interfaces, toolsets and emerging technologies.

      As of January 20, 2004, our research and development organization consisted of 34 full-time employees in Colorado Springs, Colorado. During 2003, 2002 and 2001, research and development expenses were $4.7 million, $5.1 million and $5.6 million, respectively. As of December 31, 2003, we have expensed all of our internal software development costs as incurred.

Competition

      The market for Optika’s Acorde product is intensely competitive and can be significantly affected by new product introductions and other market activities of industry participants. We believe that the principal competitive factors affecting our market include product features such as adaptability, scalability, ability to integrate with third-party products, functionality, ease of use, product reputation, quality, performance, price, customer service and support, effectiveness of sales and marketing efforts, and company reputation. Our principal direct competitors for our Acorde products include FileNet Corporation, IBM Corporation, EMC Corporation (which includes Documentum, Legato Systems Inc. and OTG Software Inc.) and Hyland Software Inc. We also compete with industry-specific application vendors. Numerous other software vendors also compete in each product area. Potential competitors include, without limitation, providers of document management software products, providers of document archiving products, providers of BPM and workflow products, and Relational Database Management System, or RDBMS, vendors. In addition, we may face competition from other established and emerging companies in new market segments, such as e-business.

      Many of our current and potential competitors have longer operating histories, greater resources and name recognition, and a larger installed base of customers than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or may be able to devote greater resources to the development, promotion and sale of their products, than we can. We also face indirect competition from value added resellers, distributors and system integrators. We rely on a number of these resellers for implementation and other customer support services, as well as recommendations of our products during the evaluation stage of the purchase process. Although we seek to maintain close relationships with these resellers, many of these third parties have similar, and often more established, relationships with our principal competitors.

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

Employees

      At January 20, 2004, we had 128 full-time employees in 19 cities. Of these employees, 34 were involved in research and development, 62 in sales and marketing, 20 in technical support and training, and 12 in administration and finance. No employees are covered by collective bargaining agreements. We believe that our relationship with our employees is good.

Executive Officers of the Company

      Optika’s executive officers and key employees, and their ages as of January 31, 2004 are:

Name	Age	Position

Mark K. Ruport	51	President, Chief Executive Officer and Chairman of the Board of Directors
Steven M. Johnson	41	Executive Vice President, Chief Financial Officer and Secretary
Randall S. Weakly	37	Vice President — Research and Development
Christopher J. Ryan	49	Vice President — Marketing
James A. Franklin	47	Vice President — North American Direct Sales
Greg D. Cooke	40	Vice President — North American Channel Sales

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

      Steven M. Johnson has served as our Executive Vice President, Chief Financial Officer since February 2001, and as our Secretary since May 1996. He also served as our Vice President — Finance and Administration and Chief Financial Officer from September 1992 to February 2001, as our interim Chief Executive Officer from October 1994 to February 1995 and as our interim Vice President of North American Channel Sales from July 1998 through December 1998. Prior to joining us, from February 1988 to September 1992, Mr. Johnson was Vice President — Finance and Chief Financial Officer, of Insurance Auto Auctions, Inc., a publicly held company.

      Randall S. Weakly has served as our Vice President — Research and Development since September 2003. Mr. Weakly joined us in August 1995 and also served as Vice President — Development, Chief Research Engineer and Engineering Manager. Prior to joining us, Mr. Weakly worked as a technical contractor for MCI from August 1994 to August 1995. From August 1992 to August 1994, Mr. Weakly worked in internal Research and Development for GTE Government Systems. From June 1988 to August 1992, Mr. Weakly performed Guidance, Navigation and Control Research for Rockwell Space Operations Corporation.

      Christopher J. Ryan has served as our Vice President — Marketing since July 2001. Prior to joining us, Mr. Ryan was Vice President of Worldwide Product Marketing for FrontRange, Inc., an international supplier of CRM solutions from October 2000 to June 2001. From August 1998 to September 2000, he served as Co-founder and Chief Marketing Officer of deuxo, Inc. (formerly Saligent Software, Inc.), a supplier of lead management and marketing automation software. From October 1997 to August 1998, Mr. Ryan was Director of Industry and Integrated Marketing for PeopleSoft, Inc., a supplier of human resource management and enterprise resource planning solutions. From May 1993 to October 1997, he served as Director of Field Marketing and Director of Product Marketing for Sybase, Inc., a $1 billion supplier of database and middleware solutions. From February 1988 to October 1993, Mr. Ryan served as President of IdeaWorks Marketing, a direct marketing services firm he co-founded.

      James A. Franklin has served as Vice President — North American Direct Sales West since February 2001. He also served as our Western Regional Vice President of Sales from January 1999 to February of 2001. Prior to joining us, Mr. Franklin was the Western Region District Manager for GIGA Information Group, Inc., a publicly held information technology analyst firm from 1996 to 1998. From 1994 to 1996, Mr. Franklin was the Director of Business Development for Geo/ SQL Corporation, a leading vendor of enterprise geographic information systems, in Denver, Colorado. Mr. Franklin was responsible for direct and OEM sales. From 1988 to 1994, Mr. Franklin held senior sales and executive management positions for multiple information technology consulting and software firms.

      Greg D. Cooke has served as Vice President — North American Channel Sales since March 2003. Mr. Cooke also worked at Optika from 1991 to 1999. While previously with us, Mr. Cooke has held a variety of sales and business development positions including Vice President of North American Sales. Prior to re-joining Optika in 2003. Mr. Cooke was a principal for Channel Magic LLC, a unique provider of channel development, management consulting and outsourcing service to high technology companies from October 2002 through March 2003. From April 2001 to July 2002, Mr. Cooke was the Vice President of Worldwide Sales and Partner Development for Teamshare (now a wholly-owned subsidiary of Serena Software, Inc.) From December 1999 to April 2001, Mr. Cooke was Vice President of Worldwide Field Operations for American Fundware (now a wholly-owned subsidiary of Intuit). From 1986 to 1991, Mr. Cooke was Vice President of Sales and Marketing for FSE Corporation, a leading financial services systems integration company and Optika business partner in Dallas, Texas. He also held a sales management position at The Synergistic Group, where he was responsible for the sales of business planning software packages to leading manufacturers, wholesale distributors and retailers.

Risk Factors

      As described herein in the section entitled “Recent Developments,” we announced that we entered into a merger agreement with Stellent, Inc. on January 12, 2004. Completion of the merger is subject to approvals of the stockholders of each of Optika and Stellent, regulatory approvals and other customary closing conditions. The following risk factors relate to the business of Optika, and the merger between Optika and Stellent. For risks about Stellent’s business, see its Registration Statement on Form S-4 filed on, or about, February 4, 2004 and its Annual Report on Form 10-K for the year ended March 31, 2003 and subsequently filed Quarterly Reports on Forms 10-Q and Current Reports on Forms 8-K.

Business Risks of Optika

      In evaluating our business, you should carefully consider the business risks discussed in this section.

A significant portion of our revenues has been, and we believe will continue to be, derived from a limited number of orders, and the timing of such orders and their fulfillment have caused, and are expected to continue to cause, material fluctuations in our operating results.

      A significant portion of our revenues has been, and we believe will continue to be, derived from a limited number of orders, and the timing of such orders and their fulfillment have caused, and are expected to continue to cause, material fluctuations in our operating results. Revenues are also difficult to forecast because the markets for our products are rapidly evolving, and our sales cycle and the sales cycle of our value added resellers is lengthy and varies substantially from end-user to end-user. To achieve our quarterly revenue objectives, we depend upon obtaining orders in any given quarter for shipment in that quarter. Product orders are typically shipped shortly after receipt. Consequently, order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter’s revenues. Furthermore, we have often recognized most of our revenues in the last month, or even in the last weeks or days, of a quarter. Accordingly, a delay in shipment near the end of a particular quarter may cause revenues in a particular quarter to fall significantly below our expectations and may materially adversely affect our operating results for such quarter. Conversely, to the extent that significant revenues occur earlier than expected, operating results for subsequent quarters may fail to keep pace with results of previous quarters or even decline. We also have recorded generally lower sales in the first quarter than in the immediately preceding fourth quarter, as a result of, among other factors, end-users’ purchasing and budgeting practices and our sales commission practices. To the extent that future international operations constitute a higher percentage of total revenues, we anticipate that we may also experience relatively weaker demand in the third quarter as a result of reduced sales in Europe during the summer months. Significant portions of our expenses are relatively fixed in the short term. Accordingly, if revenue levels fall below expectations, operating results are likely to be disproportionately and adversely affected. As a result of these and other factors, we believe that our quarterly operating results will vary in the future, and that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Furthermore, due to all of the foregoing factors, it is likely that in some future quarter our operating results will be below the expectations of public market analysts and investors. In such event, the price of our common stock would likely decline and such decline could be significant.

Substantially all of our current license revenue is derived from one product.

      The Optika Acorde family of products accounts for substantially all of our current license revenue. Our future financial performance will depend in general on the acceptance of our product offerings, and in particular on the successful development, introduction and customer acceptance of new and enhanced versions of our products.

Capital market conditions could materially and adversely affect our ability to raise additional needed capital.

      Current capital market conditions have materially and adversely affected the ability of many technology companies to raise additional capital in both private and public markets. Although we believe that our existing cash balances and liquid resources will be sufficient to fund our operating activities, capital expenditures and other obligations through at least the next twelve months, if market conditions do not improve and we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we may be required to reduce our planned expenditures and scale back the scope of our business plan.

Our ability to compete effectively and to manage any future growth will require that we continue to attract and assimilate new personnel and to train and manage our work force.

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

Our future results of operations will depend on the success of our marketing and distribution strategy, which relies, to a significant degree, upon third parties.

      Our future results of operations will depend on the success of our marketing and distribution strategy, which relies, to a significant degree, upon value added resellers to sell and install our software, and provide post-sales support. These relationships are usually established through formal agreements that generally do not grant exclusivity, do not prevent the distributor from carrying competing product lines and do not require the distributor to purchase any minimum dollar amount of our software. Some value added resellers may not continue to represent us or sell our products. Other value added resellers, some of which have significantly greater financial, marketing and other resources than we have, may develop or market software products that compete with our products or may otherwise discontinue their relationship with, or support of, us. Some of our value added resellers are small companies that have limited financial and other resources that could impair their ability to pay us. Selling through indirect channels may hinder our ability to forecast sales accurately, evaluate customer satisfaction or recognize emerging customer requirements. Our future results of operations also depend on the success of our continuing efforts to build a direct sales force.

Our future performance will depend in significant part upon our ability to respond effectively to rapid technological change and changes in customer requirements.

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

We rely on third-party software licenses, the loss of which could materially and adversely affect our business and financial condition.

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

Licensing our software products requires a lengthy and complex sales cycle.

      The license of our software products is typically an executive-level decision by prospective end-users, and generally requires our value added resellers and us to engage in a lengthy and complex sales cycle (typically between six and twelve months from the initial contact date). In addition, the implementation by customers of our products may involve a significant commitment of resources by such customers over an extended period of time. For these and other reasons, the sales and customer implementation cycles are subject to a number of significant delays over which we have little or no control. Our future performance also depends upon the capital expenditure budgets of our customers and the demand by such customers for our products. Certain industries to which we sell our products, such as the financial services industry, are highly cyclical. Our operations may in the future be subject to substantial period-to-period fluctuations as a consequence of such industry patterns, domestic and foreign economic and other conditions, and other factors affecting capital spending. Such factors may have a material adverse effect on our business and results of operations.

The market for our product offerings is intensely competitive.

      The market for our product offerings is intensely competitive and can be significantly affected by new product introductions and other market activities of industry participants. Our competitors offer a variety of products and services to address the electronic content management market and the emerging market for e-business solutions. Because our products are designed to operate in non-proprietary computing environments and because of low barriers to entry in the marketplace, we expect additional competition from established and emerging companies, as the market for our products continues to evolve. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties, to increase the ability of their products to address the needs of our prospective customers. In addition, several competitors have recently made, or attempted to make, acquisitions to enter the market or increase their market presence. Accordingly, new competitors or consolidation and alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share.

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

We rely on our ability to protect our proprietary rights to the technologies used in our principal products.

      Our performance depends in part on our ability to protect our proprietary rights to the technologies used in our principal products. We rely on a combination of copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, which are measures that afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products, or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate, and competitors may independently develop similar technologies. Third parties may claim infringement by our products of their intellectual property rights. We expect that software product developers will increasingly be subject to infringement claims if the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, and regardless of the outcome of any litigation, will be time-consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. A successful claim of infringement against our products and failure or inability to license the infringed or similar technology may adversely affect our business and results of operations.

Our inability to successfully expand our international operations in a timely manner, or at all, could materially and adversely affect our business and results of operations.

      Sales outside the United States accounted for approximately 10%, 9% and 12% of our revenues in 2003, 2002 and 2001, respectively. We have only limited experience in developing localized versions of our products and we may not be able to successfully localize, market, sell and deliver our products internationally. Our inability to successfully expand our international operations in a timely manner, or at all, could materially and adversely affect our business and results of operations. Our international revenues may be denominated in foreign currencies or the U.S. dollar. We do not currently engage in foreign currency hedging transactions; as a result, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies and could make our software less price-competitive.

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

We must continue to successfully integrate the people, products and business lines of our acquisitions.

      We have acquired, and we may in the future acquire, businesses, products or technologies that we believe compliment or expand our existing business. For example in May 2003, we acquired Select Technologies, Inc., a records management software company based in Boise, Idaho. Our ability to achieve favorable results in 2004 and beyond will be dependent in part upon our ability to continue to successfully integrate the people, products and business lines of our acquisitions. In addition, we will need to work with our acquired companies’ customers and business partners, as well as our current customers and business partners, to expand relationships based upon the broader range of products and services available from us. In some instances, we may need to discontinue relationships with business partners whose interests are no longer aligned with ours. We must accomplish the synergies we identified during the acquisition process. Failure to execute on any of these elements and accomplish the favorable financial results from the integration process could adversely affect our business and results of operations.

The market price of our shares of common stock has been, and is likely to continue to be, highly volatile.

      Effective February 4, 2003, our common stock began trading on the Nasdaq SmallCap Market under the symbol “OPTK.” Previously, our stock was traded on the Nasdaq National Market under the same symbol. The market price of our shares of common stock has been, and is likely to continue to be, highly volatile and may be significantly affected by factors such as:

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

Certain provisions of our certificate of incorporation, equity incentive plans, bylaws, and Delaware law may discourage certain transactions involving a change in control of Optika.

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

Risks Relating to the Proposed Merger with Stellent

Risks Relating to the Merger

      The merger involves risk for Stellent and Optika shareholders. Optika stockholders will be choosing to invest in Stellent common stock by voting in favor of the merger. In addition to other information included in the joint proxy statement/ prospectus filed with the Securities and Exchange Commission on or about February 4, 2004, including the matters addressed in the section of the joint proxy statement/ prospectus “Cautionary Statement Concerning Forward-Looking Statement” you should carefully consider the following risks before deciding whether to vote in favor of the merger proposal and the amendment to the certificate of designation, in the case of Optika stockholders, or for the issuance of shares of Stellent common stock pursuant to the merger agreement, in the case of Stellent shareholders. Please refer to the section of the joint proxy statement/ prospectus entitled “Where You Can Find More Information”. Additional risks and uncertainties not presently known to Stellent or Optika or that are not currently believed to be important to you also may adversely affect the merger and the combined company following the merger.

Stellent and Optika may be unable to obtain the shareholder approvals required to complete the merger.

      The closing of the merger is subject to approvals by the shareholders of Optika and Stellent, which might not be obtained. The issuance of shares of Stellent common stock pursuant to the merger agreement requires the affirmative vote of a majority of the total votes cast at the Stellent special meeting, provided a quorum is present at the meeting. Approval of the Optika merger proposals requires the affirmative vote of a majority of the outstanding shares of Optika common stock and Optika preferred stock (voting together with the Optika common stock on an as-converted-to-common-stock basis). If the requisite shareholder approvals are not obtained, the conditions of closing of the merger will not be satisfied and the closing of the merger will not occur. If the merger is not completed, the business and operations of Stellent and Optika may be harmed to the extent that customers, suppliers and others believe that the companies cannot effectively compete in the marketplace without the merger and the market prices of Stellent common stock and Optika common stock may decline.

The number of shares that holders of Optika common stock will be entitled to receive is fixed; if the market price of Stellent’s common stock declines, Optika stockholders will be entitled to receive less in value for their shares of Optika common stock.

      Upon the closing of the merger, each holder of shares of Optika common stock will be entitled to receive a fixed portion of a share of Stellent common stock for each share of Optika common stock held by such stockholder at the closing of the merger. The market value of Stellent’s shares fluctuates based upon general market and economic conditions, Stellent’s business and prospects and other factors, as discussed in this joint proxy statement/ prospectus. Because of these fluctuations and because the total number of shares of Stellent common stock to be received as consideration by holders of Optika common stock in the merger may be decreased if shares of Stellent common stock are allocated to holders of the Optika preferred stock, as discussed in this joint proxy statement/ prospectus, but will not, in any case be increased, the exact value of the consideration that holders of Optika common stock will be entitled to receive in the merger cannot be determined until the closing of the merger.

      There will be no increase to the exchange ratio (except for reclassifications to reflect the effect of any stock split, reverse stock split, stock dividend, reorganization, recapitalization, reclassification or other like change with respect to Stellent common stock or Optika common stock), and the parties do not have the right to terminate the merger agreement based upon changes in the market price of either Stellent common stock or Optika common stock. Accordingly, if Stellent’s stock price decreases, Optika’s stockholders will be entitled to receive less in value for their shares of Optika common stock.

Some of the directors and executive officers of Stellent and Optika have interests and arrangements that could have affected their decisions to support or approve the transaction.

      All Stellent officers and directors will serve in their current capacity for the combined company.

      The directors and executive officers of Optika will receive continuing indemnification against liabilities and some of the directors and executive officers of Optika have Optika stock options that potentially provide them with interests in the merger, such as accelerated vesting upon completion of the merger in certain cases, that are different from, or are in addition to, your interests in the merger. An Optika director will serve on the board of directors of the combined company. In addition, Mark K. Ruport has entered into an employment agreement with Stellent that will become effective upon the consummation of the merger. Under the agreement, Mr. Ruport is entitled to receive compensation and benefits as described under the section of the joint proxy statement/ prospectus “The Merger — Interests of Directors and Executive Officers of Optika in the Merger.”

The stock prices and businesses of Stellent and Optika may be adversely affected if the merger is not completed.

      If the merger is not completed, the market prices of Stellent common stock and Optika common stock may decline. In addition, Stellent’s and Optika’s businesses and operations may be harmed to the extent that customers, suppliers and others believe that the companies cannot effectively compete in the marketplace without the transaction, or there is customer or employee uncertainty surrounding the future direction of the product and service offerings and strategy of Stellent or Optika on a standalone basis. Completion of the merger is subject to several closing conditions, including obtaining requisite regulatory and shareholder approvals, and Stellent and Optika may be unable to obtain such approvals on a timely basis or at all. If the transaction is not completed, Stellent and Optika would not derive the strategic benefits expected to result from the transaction. Stellent and Optika will also be required to pay significant costs incurred in connection with the transaction, including legal, accounting and financial advisory fees, and certain fees and expenses of TWCP and certain of it affiliates, whether or not the transaction is completed. Moreover, under specified circumstances described in this joint proxy statement/ prospectus, Stellent may be required to pay Optika’s expenses incurred in connection with the merger agreement or the merger of up to $750,000 in connection with the termination of the merger agreement, or Optika may be required to pay Stellent a termination fee of $1.6 million and Stellent’s expenses incurred in connection with the merger agreement or the merger of up to $750,000 pursuant to the merger agreement, in connection with the termination of the merger agreement.

The combined company may not realize benefits from the merger because of integration and other challenges.

      Any failure of the combined company to meet the challenges involved in integrating the operations of Stellent and Optika successfully or to realize any of the anticipated benefits or synergies of the merger could seriously harm the results of the combined company. Realizing the benefits of the merger will depend in part on the ability of the combined company to overcome significant challenges, including timely, efficient and successful execution of post-merger strategies, including:

•	combining the operations of two companies;

•	integrating and managing the combined company;

•	retaining and assimilating the key personnel of each company;

•	integrating the sales channels of each company;

•	retaining existing customers of each company and attracting new customers;

•	retaining strategic partners of each company and attracting new strategic partners; and

•	creating and maintaining uniform standards, controls, procedures, policies and information.

      The risks related to the execution of these post-merger strategies include:

•	the potential disruption of the combined company’s on-going business and distraction of its management;

•	difficulties inherent in combining product offerings, coordinating sales and marketing efforts to effectively communicate the capabilities of the combined company;

•	the potential need to demonstrate to customers that the merger will not result in adverse changes in customer service standards or business; and

•	impairment of relationships with employees, suppliers and customers as a result of any integration of new management personnel.

Charges to earnings resulting from the application of the purchase method of accounting may adversely affect the market value of the combined company’s common stock following the merger.

      In accordance with accounting principles generally accepted in the United States of America, the combined company will account for the merger using the purchase method of accounting, which will result in charges to earnings that could have a material adverse effect on the market value of Stellent common stock following the closing of the merger. Under the purchase method of accounting, the combined company will allocate the total estimated purchase price to Optika’s net tangible assets, amortizable intangible assets, intangible assets with indefinite lives and in-process research and development, if any, based on their fair values as of the date of the closing of the merger, and record the excess of the purchase price over those fair values as goodwill. The portion of the estimated purchase price allocated to purchased in-process technology, if any, will be expensed by the combined company in the quarter in which the merger is completed. The combined company will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the merger. In addition, to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, the combined company may be required to incur material charges relating to the impairment of those assets. These depreciation, amortization and potential impairment charges could have a material impact on the combined company’s results of operations.

In order to be successful, the combined company must retain and motivate key employees, which will be more difficult in light of uncertainty regarding the merger, and failure to do so could seriously harm the combined company.

      In order to be successful, the combined company must retain and motivate executives and other key employees, including those in managerial, sales and technical positions. Employees of Stellent or Optika may experience uncertainty about their future role with the combined company until or after strategies with regard to the combined company are announced or executed. In addition, a portion of Optika’s employee options have exercise prices in excess of the current value of the merger consideration. These circumstances may adversely affect the combined company’s ability to attract and retain key management, sales and technical personnel. The combined company also must continue to motivate employees and keep them focused on the strategies and goals of the combined company, which may be particularly difficult due to the potential distractions of the merger.

The market price of Stellent’s common stock may decline as a result of the merger.

      The market price of Stellent’s common stock may decline as a result of the merger for a number of reasons, including if:

•	the integration of Stellent and Optika is not completed in a timely and efficient manner;

•	the combined company does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts;

•	the effect of the merger on the combined company’s financial results is not consistent with the expectations of financial or industry analysts; or

•	significant shareholders of Stellent or Optika decide to dispose of their stock following completion of the merger.

Uncertainty regarding the merger and the effects of the merger could cause each company’s customers or strategic partners to delay or defer decisions.

      Stellent’s and/or Optika’s customers and strategic partners, in response to the announcement of the merger, may delay or defer decisions regarding the license of the combined company’s products and services, which could have a material adverse effect on the business of the combined company or the relevant company if the merger is not completed.

Optika could lose an opportunity to enter into a merger or business combination with another party on more favorable terms as the merger agreement restricts Optika from soliciting such proposals.

      While the merger agreement is in effect, subject to certain limited exceptions, Optika is restricted from entering into or soliciting, initiating or encouraging any inquiries or proposals that may lead to a proposal or offer for a merger with any persons other than Stellent. As a result of the restriction, Optika may lose an opportunity to enter into a transaction with another potential partner on more favorable terms. If Optika terminates the merger agreement to enter into another transaction, Optika likely would be required to pay a termination fee to Stellent that may make an otherwise more favorable transaction less favorable. See “The Merger Agreement — Termination Fee and Expenses” of the joint proxy statement/ prospectus. In addition, if the merger agreement is terminated and the Optika board of directors determines that it is in the best interests of the Optika stockholders to seek a merger or business combination with another strategic partner, Optika cannot assure you that it will be able to find a partner offering terms equivalent or more attractive than the price and terms offered by Stellent.

Stellent and Optika may be unable to obtain the regulatory approvals that may be required to complete the merger or, in order to obtain such approvals, the combined company may be required to comply with material restrictions or conditions.

      The merger may be subject to review by the United States Federal Trade Commission under the HSR Act. In addition, the merger may be subject to review by the governmental authorities of various other jurisdictions under the antitrust laws of those jurisdictions.

      The reviewing authorities may not permit the merger at all or may impose restrictions or conditions on the merger that may seriously harm the combined company if the merger is completed. These conditions could include a complete or partial license, divestiture, spin-off or the holding separate of assets or businesses. Stellent may refuse to complete the merger if material restrictions or conditions are required by governmental authorities. Any delay in the completion of the merger could diminish the anticipated benefits of the merger, result in additional transaction costs or result in loss of revenue or other effects associated with uncertainty about the transaction.

      Stellent and Optika also may agree to restrictions or conditions imposed by antitrust authorities in order to obtain regulatory approval, and these restrictions or conditions could harm the combined company’s operations. Unless required by law, no additional shareholder approval is expected to be required for any decision by Stellent and Optika, after the special meetings of Stellent shareholders and Optika stockholders, to agree to any terms and conditions necessary to resolve any regulatory objections to the merger.

      In addition, during or after the statutory waiting periods, and even after the completion of the merger, governmental authorities could seek to block or challenge the merger as they deem necessary or desirable in the public interest. Moreover, in some jurisdictions, a competitor, customer or other third party could initiate a private action under the antitrust laws challenging or seeking to enjoin the merger, before or after it is completed. Stellent, Optika or the combined company may not prevail, or may incur significant costs, in defending or settling any action under the antitrust laws.

The combined company is not profitable on a pro forma basis and may not be profitable in the future.

      On a pro forma basis, the combined company had a net loss of approximately $12.4 million for the nine months ended December 31, 2003. We cannot assure you that the combined company’s revenue will increase or continue at current levels or growth rates or that the combined company will achieve profitability or generate cash from operations in future periods. In view of the rapidly evolving nature of the combined company’s business and the limited histories of Stellent and Optika in producing many of their current products, period-to-period comparisons of operating results are not necessarily meaningful and you should not rely on them as indicating what the combined company’s future performance will be. We expect that the combined company will continue to incur significant sales, marketing, product development and administrative expenses. As a result, the combined company will need to generate significant revenue to achieve profitability and we cannot assure you that it will achieve profitability in the future.

The merger may be completed even though material adverse changes may result from the announcement of the merger, industry-wide changes and other causes.

      In general, either party may refuse to complete the merger if there is a material adverse change affecting the other party before the closing. However, certain types of changes will not prevent the completion of the offer or the merger, even if they would have a material adverse effect on Stellent or Optika, including:

•	changes or conditions generally affecting the industries or segments in which Stellent and Optika operate unless the change or condition has a materially disproportionate effect on Stellent or Optika, as the case may be;

•	changes in general economic, market or political conditions unless the change has a materially disproportionate effect on Stellent or Optika, as the case may be;

•	actual or threatened litigation by stockholders of Stellent or Optika relating to the announcement or completion of the offer or the merger (unless the offer or the merger is enjoined);

•	any disruption of customer, business partner, supplier or employee relationships that resulted from the announcement of the merger agreement or the completion of the merger; and

•	changes in Stellent’s or Optika’s common stock market price or trading volume, in and of themselves.

      If material adverse changes occur but we must still complete the merger, Stellent’s stock price may suffer. This in turn may reduce the value of the merger to Stellent’s and Optika’s shareholders.

Our focus on integrating the combined companies may divert us from other potential transactions.

      Our industry has experienced recent consolidation. Even after the merger, many competitors of the combined company will have substantially more resources than it has. Management’s focus on realizing the benefits of the merger for the combined companies may divert us from pursuing other potential transactions that could further increase the resources an marketing opportunities of the combined companies.

There is a risk of potentially unfavorable United States federal income tax consequences to Optika stockholders.

      Optika stockholders may be subject to potentially material adverse United States federal income tax consequences if the Internal Revenue Service were to successfully contend that the consideration transferred by Stellent to the Optika common and preferred stockholders should be treated not as it was actually received, but rather as it would have been received by such stockholders prior to the amendment of the certificate of designation of the Optika preferred stock, pursuant to which the stated liquidation preference of the Optika Preferred Stock will be terminated. To review the material United States federal income tax consequences to stockholders in greater detail, see “The Merger — Material United States Federal Income Tax Consequences of the Merger” in the joint proxy statement/prospectus.

Item 2.	Properties

      Our principal administrative, sales and marketing, research and development and support facilities consist of approximately 39,000 square feet of office space in Colorado Springs, Colorado. We occupy these premises under a lease expiring in March of 2007. In support of our field sales and support organization, we also lease several facilities in the United States, an office in the United Kingdom and an office in Brazil.

Item 3.	Legal Proceedings

      We are currently not a party to any material litigation, and we are currently not aware of any pending or threatened litigation that we believe would or is reasonably likely to have a material adverse effect upon our business, operating results, or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

      We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

      Effective February 4, 2003, our common stock began trading on the NASDAQ Small Cap Market under the symbol “OPTK.” Previously, our common stock was traded on the NASDAQ National Market under the same symbol. The following table sets forth the high and low closing sale prices per share of the common stock for the periods indicated, as reported on the NASDAQ.

Quarter Ended	High	Low

December 31, 2003	$5.11	$2.08
September 30, 2003	$2.62	$1.42
June 30, 2003	$1.58	$1.09
March 31, 2003	$1.53	$.98
December 31, 2002	$1.20	$.64
September 30, 2002	$1.68	$.85
June 30, 2002	$2.34	$1.47
March 31, 2002	$2.74	$1.00

      As of January 30, 2004, we estimate there were approximately 158 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street” name accounts through brokers.

      We have never declared or paid any cash dividends on our capital stock since our inception, and we do not expect to pay cash dividends on our common stock in the foreseeable future. Our bank line of credit currently prohibits the payment of cash dividends without the consent of the bank.

      The information required by Item 201(d) of Regulation S-K (Securities Authorized for Issuance Under Equity Compensation Plans) is included in Item 12 of this report.

Item 6.	Selected Financial Data

      The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Report. The consolidated statement of operations data for each of the three years in the period ended December 31, 2003 and the consolidated balance sheet data at December 31, 2003 and 2002, are derived from the audited consolidated financial statements included in this Report. The consolidated statement of operations data for the two years ended December 31, 2000 and 1999, and the consolidated balance sheet data at December 31, 2001, 2000 and 1999, are derived from audited consolidated financial statements not included in this Report.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share amounts)
Consolidated Statement of Operations:
Revenues:
Licenses	$6,833	$5,655	$6,306	$5,241	$11,457
Maintenance and other	13,084	12,218	10,354	10,865	10,585

Total revenues	19,917	17,873	16,660	16,106	22,042

Cost of revenues:
Licenses	790	575	873	562	821
Maintenance and other	3,627	3,674	3,669	4,961	4,224

Total cost of revenues	4,417	4,249	4,542	5,523	5,045

Gross profit	15,500	13,624	12,118	10,583	16,997

Operating expenses:
Sales and marketing	9,272	7,533	8,198	13,672	10,963
Research and development	4,725	5,128	5,591	8,434	5,635
General and administrative	1,977	1,612	1,792	2,392	1,997
Restructuring and other charges	—	—	1,071	—	—

Total operating expenses	15,974	14,273	16,652	24,498	18,595

Loss from operations	(474)	(649)	(4,534)	(13,915)	(1,598)
Other income	90	128	368	852	300

Loss before income tax expense (benefit)	(384)	(521)	(4,166)	(13,063)	(1,298)
Income tax expense (benefit)	—	(3)	8	2,978	(454)

Net loss	(384)	(518)	(4,174)	(16,041)	(844)
Preferred stock dividend	—	—	(447)	(1,037)	—
Accretion of preferred stock and beneficial conversion feature	—	—	(250)	(5,027)	—
Increase to income available to common stockholders from the conversion of preferred stock	—	—	6,196	—	—

Net income (loss) applicable to common stockholders	$(384)	$(518)	$1,325	$(22,105)	$(844)

Basic net income (loss) per common share	$(0.04)	$(0.06)	$0.16	$(2.78)	$(0.12)
Basic weighted average number of common shares outstanding	8,741	8,292	8,184	7,948	7,192
Diluted net loss per common share	$(0.04)	$(0.06)	$(0.46)	$(2.78)	$(0.12)
Diluted weighted average number of common shares outstanding	8,741	8,292	8,984	7,948	7,192

	December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$9,082	$8,408	$7,696	$11,704	$7,182
Working capital	5,280	5,860	5,762	8,512	5,737
Total assets	17,055	13,889	13,901	18,524	18,097
Redeemable convertible preferred stock	—	—	—	10,849	—
Total stockholders’ equity	7,934	6,988	7,395	769	11,356

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This management’s discussion and analysis of financial condition and results of operations includes a number of forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below and those under the caption “Business Risks of Optika” in Item 1, that could cause actual results to differ materially from historical results or those anticipated.

Overview

      Optika® Inc. is a leading provider of enterprise content management (ECM) technology, including document imaging, workflow, collaboration and records management software. Our Acorde family of ECM software solutions, including Acorde ContextTM, Acorde ProcessTM, Acorde ResolveTM, Acorde Application LinkTM and Acorde Records ManagementTM, allows companies to streamline their business processes, eliminate paper, increase operational efficiencies and effectively leverage their enterprise resource planning (ERP) and line-of-business (LOB) systems. Acorde provides the ability to manage compliance requirements, access and store multiple formats of business content, both digital and non-digital; automate processes across the organization and externally with partners and customers; and enable online collaboration around these paper-intensive or complex processes in real and near time. Acorde supports a wide spectrum of critical business operations, including accounts payable, accounts receivable, claims processing, expense reporting, records management and human resources.

      Built on a three-tier, scalable and extensible platform, Acorde easily integrates and interfaces with third-party applications. Acorde is certified with PeopleSoft, J.D. Edwards and Microsoft Business Solutions, and has performed integrations with many other major ERP and LOB systems, including Oracle, SAP, JDA and Lawson. The Acorde product family makes extensive use of Web Services to ensure seamless movement of transaction data and documents between application and across the enterprise. The Acorde product allows organizations to improve processing efficiency, reduce operating costs and increase customer, partner, and employee service and satisfaction, resulting in a significant return on investment.

      The license of our software products is typically an executive-level decision by prospective end-users and generally requires our sales staff and/or our Advantage Partners (APs) to engage in a lengthy and complex sales cycle (typically between six and twelve months from the initial contact date). We distribute our products through a direct sales force and a network of APs. For 2003, approximately 47% of our license revenues were derived from our APs and the remaining license fees were derived from direct sales. However, no individual customer or AP accounted for more than 10% of our total revenues. For the years ended December 31, 2003, 2002 and 2001, we generated approximately 10%, 9% and 12%, respectively, of our total revenues from international sales. Our revenues consist primarily of license revenues, which are comprised of one-time fees for the license of our products, service revenues, and maintenance revenues, which are comprised of fees for upgrades and technical support. Our APs, which are responsible for the installation and integration of the software for their customers, enter into sales agreements with the end-user, and license software directly from us. We license software directly to the end-user through software license agreements. Annual maintenance agreements are also entered into between the APs and the end-

user, and the APs then purchase maintenance services directly from us. For 2003, 2002 and 2001, approximately 34%, 32% and 38%, respectively, of our total revenues were derived from software licenses and approximately 47%, 43% and 43%, respectively, of our total revenues were derived from maintenance agreements. For 2003, 2002 and 2001, other revenues, which are comprised of training, consulting and implementation services, and third-party hardware and software products, accounted for 19%, 25% and 19%, respectively, of our total revenues.

Critical Accounting Policies

      This section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.

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

Revenue Recognition

      We earn our revenue primarily from software licenses and related services. Our revenue is recognized in accordance with Statement of Position 97-2 (SOP 97-2), as amended by Statement of Position 98-9. For sales made either through our APs or by us, we generally recognize license revenue upon shipment when a non-cancelable license agreement has been signed or a purchase order has been received, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The license fees are not assumed to be fixed or determinable if the fees are due more than 12 months after delivery or are based on achievement of a milestone. Where applicable, fees from multiple element arrangements are unbundled and recorded as revenue as the elements are delivered to the extent that vendor specific objective evidence, or VSOE, of fair value exists for the various elements. We establish VSOE of fair value on maintenance and professional services elements based on prices charged when the same elements are sold in separate transactions. We have not established VSOE on license elements. Revenue on undelivered and delivered elements is recorded using the residual method in accordance with SOP 97-2, as amended.

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

Accounting for Income Taxes

      We have recorded a valuation allowance against our carryforward tax benefits to the extent that we believe that it is more likely than not all of such benefits will not be realized in the near term. We perform our assessment of benefit realization and the associated valuation allowance on a quarterly basis. Our assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular we considered both our historical results and our projections of profitability for only reasonably foreseeable future periods. Our recent net losses provide objective evidence that is difficult to overcome in the assessment of recoverability of deferred taxes. While management expects net income in the imminent future, until we generate net income for a meaningful number of consecutive quarters, management expects the deferred tax assets to be fully reserved. Our realization of the recorded net deferred tax assets is dependent on future taxable income and therefore, we cannot be assured that such benefits will be realized. Based on management’s current projections, we will continue to evaluate releasing a portion of the valuation allowance over the next year if planned operating results are achieved.

Accounting for Preferred Stock

      In 2000 we completed the sale of 731,851 shares of Series A Convertible Preferred Stock, and warrants to purchase an aggregate of 307,298 shares of our common stock to an investor group consisting principally of Thomas Weisel Capital Partners and affiliated entities for an aggregate purchase price of $15 million. The preferred stock was subject to mandatory redemption provisions on the eighth anniversary of the issuance for cash equal to the stated liquidation preference plus accumulated unpaid dividends. The preferred stock was convertible to common stock at the holder’s option based upon the conversion formula as defined in the preferred stock Certificate of Designation. The $15 million in gross proceeds received was allocated as follows: approximately $5.5 million for the preferred stock, approximately $4.4 million for the beneficial conversion feature, and approximately $5.1 million for the warrants. The initial carrying amount of the preferred stock was increased by periodic accretions so that the carrying amount would have been equal to the redemption amount ($15 million) at the redemption date in 2008. The periodic increases in the carrying amount were effected by charges against additional paid in capital. As the preferred stock was convertible into common stock at any time, the beneficial conversion amount was accreted in its entirety at the date of issuance of the preferred stock. The warrants were to expire in 2008 and as of May 7, 2001 no warrants were exercised. The fair value of the warrants was separately recorded as warrants for the purchase of our common stock and as a reduction to the Series A Convertible Preferred Stock.

      On May 7, 2001, we entered into an Exchange Agreement with Thomas Weisel Capital Partners L.P., a Delaware limited partnership, certain of its affiliates and RKB Capital, L.P. (the “Purchasers”) pursuant to which we have issued Series A-1 Convertible Preferred Stock, having the terms and provisions set forth in the Certificate of Designation designating the Series A-1 Convertible Preferred Stock, on a one-for-one basis, in return for the exchange, surrender and cancellation of the Series A Redeemable Convertible Preferred Stock. The Series A-1 Preferred issued in exchange for the Series A Preferred is substantially identical to the Series A Preferred. The Series A-1 Preferred contains certain changes from the Series A which include eliminating the dividend and redemption requirements and modifying the protective and liquidation provisions thereof. In connection with this transaction, we also purchased the warrants associated with the Series A Preferred for an aggregate of $0.01. The Series A-1 Preferred is convertible to common stock at the holders’ option based upon the conversion formula as defined in the Certificate of Designation. Upon the occurrence of a change of control event, such as a sale of assets or merger in which the consideration to be received consists solely of stock, the holders of the Series A-1 Preferred Stock are entitled to receive the greater of (i) a liquidation preference of approximately $22.5 million in stock or (ii) the amount of stock they would have otherwise received upon conversion to common stock, prior to any distribution to the holders of our common stock. Upon the occurrence of any change of control event which includes a cash component, the holders of the Series A-1 Preferred Stock are entitled to convert their shares into enough common shares to enable them to receive at least $22.5 million in cash following such conversion. The holders of the Series A-1 Preferred must approve any stock or cash based change of control event in which they would not receive at least $22.5 million in the form of a liquid security, provided that in the event that the holders of the Series A-1 Preferred stock elect not to approve a change of control event, we have the option of repurchasing the Series A-1 Preferred Stock for $22.5 million and proceeding with the transaction. After February 23, 2003 the conversion formula was set at 1.5 shares of common for every share of preferred so the preferred is presently convertible into an aggregate of 1,097,777 shares of our common stock.

      The Series A-1 Preferred was recorded in stockholders’ equity at its fair value. The difference between the carrying value of the Series A Preferred at the time of the exchange and the fair value of the Series A-1 Preferred of $5.35 million (as determined by an independent valuation) was recorded as an increase in additional paid-in capital and as a one-time adjustment to net income (loss) applicable to common stockholders. As a result of the Exchange Agreement, future periods will not have adjustments to income for accumulating dividends or allocations of the discounts associated with the Series A Preferred Stock.

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

Results of Operations

Comparison of Years Ended December 31, 2003 to December 31, 2002

Revenues

      Total revenues increased 11% to $19.9 million for the year ended December 31, 2003, from $17.9 million for the year ended December 31, 2002.

      Licenses. License revenues increased 21% to $6.8 million for the year ended December 31, 2003, from $5.7 million for the year ended December 31, 2002, representing approximately 34% and 32% respectively, of total revenues for the applicable period. The increase in license revenues during the year ended December 31, 2003 from December 31, 2002 is primarily due to increases in sales made by our direct sales staff and APs in North America as we continue to increase our sales and marketing spending and to increase our presence in the North American market. License revenues generated outside of the United States increased to approximately 12% of license revenues for the year ended December 31, 2003 from approximately 10% of license revenues for the year ended December 31, 2002. This increase in the percentage of license revenue generated outside the United States is attributable to increased Asian license revenue in 2003.

      Maintenance and Other. Maintenance revenues, exclusive of other revenues, increased to $9.4 million for the year ended December 31, 2003 from approximately $7.8 million during the year ended December 31, 2002, representing approximately 47% and 43% of total revenues for the years ending December 31, 2003 and 2002, respectively. This increase was primarily a result of increased pricing for value-added services provided to our customer base, the addition of new customers and the impact of our maintenance contracts acquired in May 2003 from Select Technologies, Inc. Other revenue, consisting primarily of consulting services and training, decreased to $3.7 million during the year ended December 31, 2003 from approximately $4.4 million during the year ended December 31, 2002, representing 19% and 25% of total revenue for the years ended December 31, 2003 and 2002, respectively. The decrease in other revenue as a percentage of total revenue was primarily due to downward price pressure in our consulting, project management and implementation services market in 2003.

Cost of Revenues

      Licenses. Cost of licenses consists primarily of royalty payments to third-party software vendors and costs of product media, duplication, packaging and fulfillment. Cost of licenses increased to $790,000, or 12% of license revenues, for the year ended December 31, 2003 from $575,000, or 10% of license revenues, for the year ended December 31, 2002, as a result of increased software sales that included third party products, primarily our Acorde Capture product.

      Maintenance and Other. Cost of maintenance and other consists of the direct and indirect costs of providing software maintenance and support, training and consulting services, to our APs and end-users. Cost of maintenance and other decreased to $3.6 million, or 28% of maintenance and other revenues for the year ended December 31, 2003 from $3.7 million, or 30% of maintenance and other revenues, for the year ended December 31, 2002. Cost of maintenance and other decreased as a result of a greater portion of service work being performed by internal personnel as opposed to outsourcing.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising, and promotional expenses. Sales and marketing expenses increased to $9.3 million, or 47% of total revenues, for the year ended December 31, 2003 from $7.5 million, or 42% of total revenues, for the year ended December 31, 2002. The increase in sales and marketing expenses is due to continued investment in sales and support staff in our North American sales channels and the addition of Select Technologies, Inc. staff in May 2003. We currently anticipate that sales and marketing expenses are likely to increase in absolute dollars in the foreseeable future as we invest in our infrastructure.

      Research and Development. Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, and the cost of facilities and equipment. Research and development expenses decreased to $4.7 million, or 24% of total revenues, for the year ended December 31, 2003, from $5.1 million, or 29% of total revenues, for the year ended December 31, 2002. The decrease in research and development is primarily the result of our planned efficiencies in our development organization. We anticipate that research and development expenses in absolute dollars will be flat in future periods.

      General and Administrative. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel, and outside professional fees. General and administrative expenses increased to $2.0 million, or 10% of total revenues, for the year ended December 31, 2003, from $1.6 million, or 9% of total revenues, for the year ended December 31, 2002. The increase in general and administrative expenses is due to administrative costs due to the incorporation of Select Technologies, Inc., legal, accounting and other transaction costs associated with the announced definitive agreement with Stellent, Inc. and overall increased costs for insurance and administrative activities. We anticipate that general and administrative expenses will continue to increase in future periods as we will continue to have expenses related to the proposed transaction with Stellent, Inc.

      Other income. Other income consists primarily of interest due to our investing activities. We recognized other income of $90,000 during the year ended December 31, 2003, compared to other income of $128,000 during the year ended December 31, 2002. The decrease is due to generally lower interest rate returns on our invested balances.

      Income Tax Expense. We have recorded a valuation allowance against our carryforward tax benefits to the extent that we believe that it is more likely than not all of such benefits will not be realized in the near term. We perform our assessment of benefit realization and the associated valuation allowance on a quarterly basis. Our assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular we considered both our historical results and our projections of profitability for only reasonably foreseeable future periods. Our recent net losses provide objective evidence that is difficult to overcome in the assessment of recoverability of deferred taxes. While management expects net income in the imminent future, until we generate net income for a meaningful number of consecutive quarters, management expects the deferred tax assets to be fully reserved. Our realization of the recorded net deferred tax assets is dependent on future taxable income and therefore, we cannot be assured that such benefits will be realized. Based on management’s current projections, we will continue to evaluate releasing a portion of the valuation allowance over the next year if planned operating results are achieved.

Comparison of Years Ended December 31, 2002 to December 31, 2001

Revenues

      Total revenues increased 7% to $17.9 million for the year ended December 31, 2002 from $16.7 million for the year ended December 31, 2001.

      Licenses. License revenues decreased 10% to $5.7 million for the year ended December 31, 2002 from $6.3 million for the year ended December 31, 2001, representing approximately 32% and 38% respectively, of total revenues for the applicable period. The decrease in license revenues during the year ended December 31, 2002 from December 31, 2001 is primarily due to decreases in sales made by APs in North America as a result of the sluggish economy. License revenues generated outside of the United States decreased to approximately 10% of license revenues for the year ended December 31, 2002 from approximately 13% of license revenues for the year ended December 31, 2001. This decrease is attributable to decreased European license revenue in 2002.

      Maintenance and Other. Maintenance revenues, exclusive of other revenues, increased to $7.8 million for the year ended December 31, 2002 from approximately $7.2 million during the year ended December 31, 2001, representing approximately 43% of total revenues for each of the years ending December 31, 2002 and 2001. This absolute dollar annual increase was primarily a result of the maintenance revenues received from new customers and the impact of an overall pricing increase implemented at the beginning of 2002. Other revenue, consisting primarily of consulting services and training, increased to $4.4 million for the year ended December 31, 2002 from approximately $3.2 million for the year ended December 31, 2001, representing 25% and 19% of total revenue for the years ended December 31, 2002 and 2001, respectively. The increase in other revenue as a percentage of total revenue was primarily due to increased consulting, project management and implementation services resulting from our strong direct license revenue in 2002.

Cost of Revenues

      Licenses. Cost of licenses consists primarily of royalty payments to third-party software vendors and costs of product media, duplication, packaging and fulfillment. Cost of licenses decreased to $575,000, or 10% of license revenues, for the year ended December 31, 2002 from $873,000, or 14% of license revenues, for the year ended December 31, 2001, primarily as a result of the decreased license revenue for the year ended December 31, 2001 and the elimination of certain fixed third party royalty payments associated with our Acorde Resolve product during the year ended December 31, 2001.

      Maintenance and Other. Cost of maintenance and other consists of the direct and indirect costs of providing software maintenance and support, training and consulting services, to our APs and end-users. Cost of maintenance and other remained flat at $3.7 million, or 30% of maintenance and other revenues, for the year ended December 31, 2002 from $3.7 million, or 35% of maintenance and other revenues, for the year ended December 31, 2001. Cost of maintenance and other decreased as a percentage of maintenance and other revenue as a result of flat internal costs to fulfill increased maintenance and other revenue in 2002.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising, and promotional expenses. Sales and marketing expenses decreased to $7.5 million, or 42% of total revenues, for the year ended December 31, 2002 from $8.2 million, or 49% of total revenues, for the year ended December 31, 2001. This decrease in sales and marketing expenses is due to our restructuring activities in February 2001.

      Research and Development. Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, and the cost of facilities and equipment. Research and development expenses decreased in absolute dollars to $5.1 million, or 29% of total revenues, for the year ended December 31, 2002 from $5.6 million, or 34% of total revenues, for the year ended December 31, 2001. The decrease in research and development is primarily the result of restructuring activities in February 2001.

      General and Administrative. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel, and outside professional fees. General and administrative expenses decreased to $1.6 million, or 9% of total revenues, for the year ended December 31, 2002 from $1.8 million, or 11% of total revenues, for the year ended December 31, 2001. The decrease in general and administrative costs primarily is the result of the restructuring activities in February 2001.

      Other income. Other income consists primarily of interest due to our investing activities. We recognized other income of $128,000 during the year ended December 31, 2002 compared to other income of $368,000 during the year ended December 31, 2001. The decrease is due to generally lower interest rate returns on our invested balances.

Liquidity and Capital Resources

      Cash and cash equivalents, including short-term investments, at December 31, 2003 were $9.1 million, increasing by approximately $674,000 from December 31, 2002. For the year ended December 31, 2003, net cash provided by operating activities was $1.3 million, compared to net cash provided by operating activities of $797,000 for the year ended December 31, 2002. Cash provided by operating activities for the year ended December 31, 2003 is primarily due to the increase in deferred revenue associated with our prepaid maintenance contracts, the non-cash effect of depreciation and amortization offset by our net loss. The increase in deferred revenue is primarily the result of growth in our base of annual support contracts resulting from new customer sales, sales of additional products to the existing base and the addition of accounts from Select Technologies, Inc.

      Cash used in investing activities was $135,000 for the year ended December 31, 2003, compared to cash used in investing activities of $196,000 for the year ended December 31, 2002. Cash flows used in investing activities for the year ended December 31, 2002 included net cash paid for Select Technologies, Inc. of $759,000. Other cash provided by investing activities includes the sale of marketable securities offset by capital expenditures. Capital expenditures were $176,000 for the year ended December 31, 2003 as compared to $205,000 for the year ended December 31, 2002.

      Cash provided by financing activities was $317,000 for the year ended December 31, 2003. Cash provided by financing activities was $111,000 for the year ended December 31, 2002. Cash provided by financing activities in 2003 resulted primarily from the proceeds of sales of common stock through our employee stock purchase and option plans, offset by the payment of debt assumed in connection with the acquisition of Select Technologies, Inc.

      At December 31, 2003, our principal sources of liquidity included cash and short-term investments of $9.1 million. In addition, we have a secured credit facility for up to $3.0 million, bearing interest at the bank’s prime rate. As of December 31, 2003, we had approximately $2.5 million available for borrowing and no debt outstanding.

      As of December 31, 2003, the only significant contractual obligations or commercial commitments consisted of our facility lease commitments totaling $2.3 million (See Note 5 to the Notes to the Consolidated Financial Statements for further details.)

      We believe that our current cash and short-term investments, together with anticipated cash flows from our operations and the availability of our bank credit facility, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

      We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material.

Contractual Obligations

Payments Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

(000’s)
Long Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	$—	$—	$—	$—	$—
Operating Lease Obligations	$2,330	$786	$1,544	$—	$—
Purchase Obligations	$—	$—	$—	$—	$—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP	$—	$—	$—	$—	$—

Recent Accounting Pronouncements

      In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003. We do not expect the adoption of this standard to have a material impact on our results of operations or financial position.

      In January 2003, the FASB issued Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities” which requires the consolidation of variable interest entities. Variable interest entities created prior to February 1, 2003 must be consolidated effective December 31, 2003. We do not expect the adoption of this standard to have an impact on our results of operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      As of December 31, 2003, we had $5.2 million in short-term investments that are sensitive to market risks. Our investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. We do not own any derivative financial instruments. Due to the nature of our investment portfolio we are primarily subject to interest rate risk.

      Our investment portfolio includes fixed rate debt instruments that are primarily municipal bonds with maturity periods within one-year. The market value of these bonds is subject to interest rate risk, and could decline in value if interest rates increase. A hypothetical increase or decrease in market interest rates by 10% from December 31, 2003, would cause the fair value of these short-term investments to change by an insignificant amount. Although the fair value of these short-term investments would change due to the interest rate fluctuation, we have the ability to hold the investments to maturity, which reduces overall market risk.

Item 8.	Financial Statements and Supplementary Data

      See Item 15(a) for an index to the financial statements and supplementary financial information that is filed with this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

      It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART III

Item 10.	Directors and Executive Officers of Registrant

Directors

      Set forth below is information regarding our directors, including information furnished by them as to principal occupations, certain other directorships held by them, any arrangements pursuant to which they are selected as directors and their ages as of January 30, 2004:

	Age	Position(s) with the Company	Director Since

Mark K. Ruport	51	President, Chief Executive Officer and Chairman of the Board of Directors	1995
Alan B. Menkes	44	Director	2000
James T. Rothe, Ph.D.	60	Director	1999
Edwin C. Winder	56	Director	2002

Business Experience of Directors

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

      Alan B. Menkes has served as a director since March 2000. Since March 2002, Mr. Menkes has been the Managing Partner of Empeiria Capital, a private equity investing firm. From 1998 through March 2002, he was a Partner of Thomas Weisel Partners, Co-Director of Private Equity and a member of

Thomas Weisel’s Executive Committee. Previously, Mr. Menkes was a Partner with Hicks, Muse, Tate & Furst, where he was employed from 1992 to 1998. Mr. Menkes also serves on the Board of Directors of CS Technologies.

      James T. Rothe, Ph.D., has served as a director since May 1999. He is a Professor of Business at the University of Colorado at Colorado Springs where he also served as Dean of the College of Business from 1986-1994. Until March 2002, Mr. Rothe served as a member of the Board of Directors for Analytical Surveys, Inc., (ANLT), and as a member of the Board of Directors of NeoCore LLC through July 2003, and he is a Trustee of the Janus Funds. Mr. Rothe was a Principal of the Phillips-Smith Group, a venture capital partnership from 1988 through 1999.

      Edwin C. Winder has served as a director since August 2002. He is currently a private equity investor and has functioned solely in this capacity since July 2003. Immediately prior, he was the President and Chief Executive Officer of TRADEC since joining them in October 2000. Prior to joining TRADEC, Mr. Winder was Senior Vice President of Worldwide Sales and Business Development at Active Software. From 1990 to 1997, Mr. Winder worked for Informix Software in several executive roles including SVP Americas Sales from 1991 to 1994, SVP Intercontinental from 1994 to 1995, and SVP Japan Operations from 1996 to 1997. Prior to Informix, Mr. Winder was a Vice President at Cullinet Software from 1983 to 1989, where he managed operations in Canada, Japan and the United States.

      There are no family relationships among the members of our Board of Directors or our officers.

Executive Officers

      Information with respect to executive officers is included at the end of Part I, Item 1 of this Report under the caption “Executive Officers of the Company.”

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require our officers and directors, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies.

      Based on our review of the copies of the Section 16(a) forms we have received, or written representations from certain reporting persons, we believe that, during the last fiscal year, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements, with the exception of one late report for James A. Franklin. James A. Franklin inadvertently did not report the receipt of a stock options grant on January 23, 2003 until a Form 4 filing made on February 14, 2003.

Code of Ethics

      We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and controller, and persons performing similar functions. We undertake to provide to any person without charge, upon request, a copy of our code of ethics. Requests may be directed to Optika Inc., 7450 Campus Drive, 2nd Floor, Colorado Springs, Colorado 80920; attention Steven M. Johnson, or by calling (719) 548-9800.

Item 11.	Executive Compensation

      The following table provides certain information summarizing the compensation earned by our Chief Executive Officer and each of our other four most highly compensated executive officers whose salary and bonus was in excess of $100,000 for the fiscal year ended December 31, 2003 (the “Named Executive Officers”), for services rendered to us and our subsidiaries in all capacities for each of the last three fiscal years.

Summary Compensation Table

							Long-Term
							Compensation
							Awards

		Annual Compensation					Securities
					Other Annual		Underlying
Name and Principal Position	Year	Salary($)	Bonus($)(1)		Compensation($)		Option (#)

Mark K. Ruport	2003	$240,000	$65,891		$16,104	(4)	—
Chairman, Chief Executive Officer	2002	240,000	42,020		14,704	(4)	70,000
and President	2001	240,000	84,000		12,925	(4)	140,000
Steven M. Johnson	2003	$160,000	$63,927	(2)	$14,890	(4)	—
Chief Financial Officer, Executive	2002	160,000	28,013		13,206	(4)	45,000
Vice President, Secretary and Chief	2001	160,000	104,924	(3)	11,976	(4)	90,000
Accounting Officer
Randall S. Weakly	2003	$150,000	$23,490		$15,107	(4)	25,000
Vice President — Research and	2002	150,000	15,000		13,752	(4)	—
Development	2001	143,288	28,125		11,889	(4)	42,500
Christopher J. Ryan	2003	$150,000	$41,182		$11,324	(4)	—
Vice President — Marketing(5)	2002	150,000	26,262		12,340	(4)	25,000
	2001	66,538	14,375		2,858	(4)	120,000
James A. Franklin	2003	$135,000	$90,217		$3,235	(4)	25,000
Vice President — North America	2002	130,000	99,074		2,996	(4)	10,000
Direct Sales	2001	130,000	51,258		2,261	(4)	35,000

(1)	Bonuses earned in 2001, 2002 and 2003 were paid in 2002, 2003 and 2004, respectively.

(2)	Mr. Johnson’s bonus for 2003 includes a commission of $20,000 earned in his role overseeing the company’s indirect sales organization.

(3)	Mr. Johnson’s bonus for 2001 includes a commission of $67,964 earned in his role overseeing the company’s indirect sales organization. Mr. Johnson has occupied this role since February 6, 2001.

(4)	Represents matching contributions received under our 401(k) plan and insurance costs paid by the company.

(5)	Mr. Ryan joined us as Vice President of Marketing on July 23, 2001.

Option Grants in Last Fiscal Year

      The following table contains information concerning the stock option grants made to each of the Named Executive Officers for the fiscal year ended December 31, 2003. No stock appreciation rights were granted to these individuals during 2003.

	Individual Grants(3)				Potential Realizable
Value at Assumed
	Number of	Percent of			Annual Rates of Stock
	Securities	Total Options			Price Appreciation for
	Underlying	Granted to	Exercise		Option Term(1)($)
	Options	Employees in	Price Per	Expiration
Name	Granted	Fiscal Year	Share(2)	Date	5%	10%

Mark K. Ruport	—	—	—	—	—	—
Steven M. Johnson	—	—	—	—	—	—
Randall S. Weakly	25,000	5.8%	$2.37	9/5/13	$37,262	$94,429
Christopher J. Ryan	—	—	—	—	—	—
James A. Franklin	25,000	5.8%	$1.00	1/23/13	$15,722	$39,844

(1)	There can be no assurance provided to any executive officer or any other holder of our securities that the actual stock price appreciation over the ten-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the common stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

(2)	The exercise price may be paid in cash, in shares of the common stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same day sale of the purchased shares. The Plan Administrator may also assist an optionee in the exercise of an option by (i) authorizing a loan from us in a principal amount not to exceed the aggregate exercise price plus any tax liability incurred in connection with the exercise or (ii) permitting the optionee to pay the option price in installments over a period of years upon terms established by the Compensation Committee. The Plan Administrator has the discretionary authority to reprice outstanding options under the Plan through the cancellation of those options and the grant of replacement options with an exercise price based on the lower fair market value of the option shares on the re-grant date. No options were repriced in 2003.

(3)	The options were granted pursuant to the 1994 Stock Option Plan for Mr. Franklin and the 2003 Equity Incentive Plan for Mr. Weakly. Each option has a maximum term of ten years measured from the grant date, subject to earlier termination upon optionee’s cessation of service with us. The options vest equally over a four year annual period. The option shares will fully vest in the event we are acquired by merger or asset sale, unless the option is assumed by the acquiring company. In addition, if the option is assumed by the acquiring company, the option shares will vest in full upon the termination of the optionee’s service, whether involuntarily or through a resignation for good reason, within eighteen months following the acquisition.

Aggregated Option Exercises in 2003 and Fiscal Year-End Option Values

      The table below sets forth certain information with respect to the Named Executive Officers concerning the unexercised options they held as of the end of the fiscal year ended December 31, 2003.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		in-the-Money Options at
	Shares		Options at FY-End (#)		FY-End($)(1)
	Acquired on	Value Realized
Name	Exercise (#)	($)(2)	Exercisable	Unexercisable	Exercisable	Unexercisable

Mark K. Ruport	—	—	499,171	47,600	$1,186,124	$183,260
Steven M. Johnson	—	—	240,036	30,600	$468,096	$117,810
Randall S. Weakly	7,000	$22,680	48,000	40,000	$96,630	$58,843
Christopher J. Ryan	37,500	$113,625	38,000	69,500	$135,800	$249,200
James A. Franklin	17,500	$41,194	33,500	37,500	$59,885	$114,625

(1)	Based on the fair market value of the option shares at fiscal year-end ($4.55 per share on the basis of the closing selling price on the Nasdaq Small Cap Market at fiscal year-end) less the exercise price.

(2)	The value realized for the exercise of shares is based upon the average of the high and low fair market values on the date of exercise less the exercise price. This does not necessarily reflect actual stock sales by the named individuals or the cash proceeds realized therefrom.

Employment Contracts, Termination of Employment Arrangements and Change of Control Agreements

      Mark K. Ruport, our Chairman of the Board and our Chief Executive Officer, entered into an employment agreement with us on October 15, 2003, that provides for his employment as our President and Chief Executive Officer at the discretion of the Board of Directors. Mr. Ruport’s base salary is $240,000, subject to annual review by the Compensation Committee, and he is eligible to receive performance bonuses which may be awarded by the Compensation Committee. Mr. Ruport is eligible to receive severance equal to one year’s base salary in the event he is terminated by us without cause in the absence of a change of control, and if he is involuntarily terminated without cause within an eighteen month period following a change of our control, he would be entitled to receive severance payments equal to the greater of (i) $672,000 or (ii) thirty three months of his then current base salary, 70% of which would be payable on the date his employment terminated with the balance payable on the twelve month anniversary of his termination date. In addition, Mr. Ruport would be entitled to continuing health benefits paid by us during the twelve month period following the termination date and he would be treated as “in service” to us during such period so any and all stock options held by him would continue to vest and would not have to be exercised. Mr. Ruport would be subject to a noncompetition and nonsolicitation agreement for a twelve month period following the termination of his employment under circumstances where he would be entitled to receive the compensation payable upon his involuntary termination following a change of control. A change in control under Mr. Ruport’s employment agreement includes the consummation of a merger or consolidation with another company, and would include the proposed merger between Stellent and us.

      Steven M. Johnson, our Executive Vice President, Chief Financial Officer, Secretary and Chief Accounting Officer, entered into an employment agreement with us on October 15, 2003, that provides for his employment as our Chief Financial Officer, at the discretion of the Board of Directors. Mr. Johnson’s base salary is $160,000, and he is eligible to receive performance bonuses which may be awarded by the Compensation Committee. Mr. Johnson is also eligible to receive commissions in his role overseeing our indirect sales efforts. Mr. Johnson is eligible to receive severance equal to twelve months’ salary in the event he is terminated by us without cause in the absence of a change of control, and if he is involuntarily terminated without cause within an eighteen month period following a change of our control, he would be entitled to receive severance payments equal to the greater of (i) $448,000 or (ii) thirty three months of his then current base salary, 70% of which would be payable on the date his employment terminated with the balance payable on the twelve month anniversary of his termination date. In addition, Mr. Johnson would be entitled to continuing health benefits paid by us during the twelve month period following the termination date and he would be treated as “in service” to us during such period so any and all stock options held by him would continue to vest and would not have to be exercised. Mr. Johnson would be subject to a noncompetition and nonsolicitation agreement for a twelve month period following the termination of his employment under circumstances where he would be entitled to receive the compensation payable upon his involuntary termination following a change in control. A change in control under Mr. Johnson’s employment agreement includes the consummation of a merger or consolidation with another company, and would include the proposed merger between Stellent and us.

      We also have severance agreements with each of Christopher J. Ryan, our Vice President — Marketing, James A. Franklin, our Vice President — North America Direct Sales, Randall S. Weakly, our Vice President — Research and Development, Patrick M. Donovan, our Director of Finance and Administration, Derrick S. Crow, our Vice President, Solution Services, and Greg D. Cooke, our Vice

President — Channel Sales, that each of such individuals will receive six months’ severance in the event that they are involuntarily terminated by us without cause.

      In connection with an acquisition of us by merger or asset sale, each outstanding option held by the Chief Executive Officer and the other executive officers under our stock plans will automatically accelerate in full and all unvested shares of common stock issued to such individuals pursuant to the exercise of options granted or direct stock issuances made under such plan will immediately vest in full, except to the extent such options are to be assumed by, and our repurchase rights with respect to those shares are to be assigned to, the successor corporation. Any options that are assumed in an acquisition will automatically accelerate, and any repurchase rights which are assigned will terminate, in the event the executive’s service is terminated, whether involuntarily or through a resignation for good reason, within eighteen months following the acquisition. In addition, the Compensation Committee as Plan Administrator of the stock plans has the authority to provide for the accelerated vesting of the shares of common stock subject to outstanding options held by the Chief Executive Officer or any other executive officer or the shares of common stock purchased pursuant to the exercise of options or subject to direct issuances held by such individual, in connection with the termination of the officer’s employment following certain hostile changes in control of the company. It is currently contemplated that Stellent would assume all of our outstanding options in connection with the proposed merger.

Director Compensation

      Our directors receive compensation for services rendered as a director. Mr. Rothe and Winder each receive a fee of $10,000 for each year of service as a director. All directors receive certain grants of stock options and reimbursement of expenses. We do not pay compensation for committee participation or special assignments of the Board of Directors.

      Under the Automatic Option Grant Program of our stock plans, each individual who first joins the Board as a non-employee Board member after July 25, 1996 will receive an option grant for 10,000 shares of common stock at the time of his or her commencement of Board service, provided such individual has not otherwise been in the prior employ of the company. In addition, at each annual stockholder’s meeting, beginning with the 1997 annual meeting, each individual who is to continue to serve as a non-employee Board member will receive an option grant to purchase 2,500 shares of our common stock, whether or not such individual has been in the prior employ of the company.

      Each automatic grant will have an exercise price equal to the fair market value per share of our common stock on the grant date and will have a maximum term of ten years, subject to earlier termination following the optionee’s cessation of Board service. Each automatic option will be immediately exercisable; however, any shares purchased upon exercise of the option will be subject to repurchase, at the option exercise price paid per share, should the optionee’s service as a non-employee Board member cease prior to vesting in the shares. The grant will vest in four equal and successive annual installments over the optionee’s period of Board service measured from the grant date. Each additional 2,500-share grant will vest upon the optionee’s completion of one year of Board service measured from the grant date. However, each outstanding option will immediately vest upon (i) an acquisition of us by merger, asset sale or a hostile takeover of us or (ii) the death or disability of the optionee while serving as a Board member.

      At our 2003 Annual Meeting of Stockholders, Mr. Rothe, Menkes and Winder each received an option grant to purchase 2,500 shares of common stock at an exercise price of $1.23 per share, the fair market value per share of our common stock on that date. In addition to the options granted at our 2003 Annual Meeting of Stockholders, Mr. Rothe and Menkes each received discretionary option grants during 2003. Mr Rothe received a discretionary option grant to purchase 30,000 shares of common stock at an exercise price of $1.00 per share, the fair market value per share of our common stock on that date. Mr. Menkes received a discretionary option grant to purchase 40,000 shares of common stock at an exercise price of $1.92 per share, the fair market value per share of our common stock on that date. Both discretionary option grants have a maximum term of ten years and vest in four equal and successive annual installments over the optionee’s period of Board service measured from the grant date.

Compensation Committee Interlocks and Insider Participation

      The Compensation Committee of the Board is currently comprised of Messrs. Rothe and Menkes. None of the present or former members of the Compensation Committee were at any time during the fiscal year ended December 31, 2003 or at any other time one of our officers or employees.

      None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth certain information known to us with respect to the beneficial ownership of our stock as of January 30, 2004 by (i) all persons known to us who beneficially own five percent (5%) or more of our stock, (ii) each director and nominee for director, (iii) the executive officers named in the Summary Compensation Table in Item 11., and (iv) all current directors and executive officers as a group.

	Shares
	Beneficially	Percentage of Shares
Name and Address of Beneficial Owner	Owned(1)(2)	Beneficially Owned(1)(2)

Mark K. Ruport(3)	560,636	5.7%
7450 Campus Drive, Suite 200
Colorado Springs, CO 80920
Steven M. Johnson(4)	272,285	2.8%
Randall S. Weakly(5)	52,500	*
Christopher J. Ryan(6)	51,916	*
James A. Franklin(7)	42,250	*
Edwin C. Winder(8)	101,000	1.1%
James T. Rothe Ph.D.(9)	77,000	*
Alan B. Menkes(10)	17,500	*
Thomas Weisel Capital Partners, L.P.(11)	1,042,887	10.0%
One Montgomery Street, Suite 3700
San Francisco, CA 94104
Stellent, Inc.(12)	2,316,324	20.2%
7777 Golden Triangle Drive
Eden Prairie, MN 55344
Baldwin Brothers, Inc.(13)	500,758	5.4%
3 Barnabas Road
Marian, MA 02738
All directors and executive officers as a group (10 persons)(14)	1,253,187	12.0%

*	Represents beneficial ownership of less than 1%.

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

(2)	Based on shares of common stock outstanding as of January 30, 2004. Beneficial ownership is determined in accordance with the rules and regulations of the SEC and generally includes voting or investment power with respect to securities. Shares issuable pursuant to options which are exercisable within 60 days of January 30, 2004, or upon conversion of our preferred stock, which is convertible into 1,042,887 shares of common stock within 60 days after January 30, 2004, are deemed outstanding for computing the percentage of the person holding such options or shares, but are not deemed outstanding for computing the percentage of any other person.

(3)	Includes 503,136 shares of common stock issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of January 30, 2004.

(4)	Includes 242,585 shares of common stock issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of January 30, 2004.

(5)	Includes 48,000 shares of common stock issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of January 30, 2004.

(6)	Includes 46,916 shares of common stock issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of January 30, 2004.

(7)	Includes 42,250 shares of common stock issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of January 30, 2004.

(8)	Includes 20,000 shares of common stock issuable upon exercise of options granted by Optika that are currently exercisable or will become exercisable within 60 days of January 30, 2004, 10,000 of which shares are unvested and subject to a repurchase right of Optika.

(9)	Includes 70,000 shares of common stock issuable upon exercise of options granted by Optika that are currently exercisable or will become exercisable within 60 days of January 30, 2004, 25,000 of which shares are unvested and subject to a repurchase right of Optika.

(10)	Includes 57,500 shares of common stock issuable upon exercise of options granted by Optika that are currently exercisable or will become exercisable within 60 days of January 30, 2004, 2,500 of which shares are unvested and subject to a repurchase right of Optika.

(11)	Assuming conversion of all shares of Optika preferred stock owned by the Thomas Weisel Capital Partners L.P. and certain of its affiliates (referred to herein as TWCP) which in the aggregate are immediately convertible into 1,042,887 shares of common stock as reported on a Schedule 13D filed with the Securities and Exchange Commission on January 13, 2004. Voting and investment power with respect to the securities reported are shared among certain entities affiliated with TWCP. The business address for TWCP is One Montgomery Street, Suite 3700, San Francisco, California 94104.

(12)	Stellent, Inc. may be deemed to have beneficial ownership of such shares as a result of a voting agreement entered into on January 11, 2004 between Stellent and certain of our officers, directors and stockholders in connection with the proposed merger.

(13)	As reported on a Schedule 13F filed with the Securities and Exchange Commission on November 7, 2003.

(14)	Includes 1,068,387 shares of common stock issuable upon exercise of options granted by Optika that are currently exercisable or will become exercisable within 60 days of January 30, 2004, 37,500 of which shares are unvested and subject to a repurchase right of Optika.

Equity Compensation Plan Information

      The following table provides information about shares of our common stock that we may issue upon the exercise of options, warrants and rights under all of our existing compensation plans as of December 31, 2003.

			Number of Securities Remaining
	Number of Securities to be	Weighted-Average Exercise	Available for Issuance Under
	Issued upon Exercise of	Price of Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities Reflected
	Warrants and Rights	and Rights	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by the security holders(1)	2,599,407	$2.64	1,733,000
Equity compensation plans not approved by the security holders(2)	327,015	$3.90	77,298

Total	2,926,422	$2.78	1,810,298

(1)	Represents shares authorized for issuance under the 2003 Equity Incentive Plan and the 1994 Stock Option/ Stock Issuance Plan. No further issuances are to be made from the 1994 Stock Option/ Stock Issuance Plan.

(2)	Represents shares authorized for issuance under the 2000 Non-Officer Stock Incentive Plan.

Item 13.	Certain Relationships and Related Transactions

      Our Second Amended and Restated Certificate of Incorporation and Bylaws provide for indemnification of our directors, our officers and certain agents. Each of our current directors and executive officers have entered into separate indemnification agreements with us.

Item 14.	Principal Accountant Fees and Services

      The following table presents fees for professional audit services rendered by KPMG LLP for the audit of Optika Inc.’s consolidated annual financial statements for the years ended December 31, 2003 and 2002, and fees billed for other services rendered by KPMG LLP.

	2003	2002

Audit Fees(1)	$76,000	$74,037
Audit-Related Fees(2)	28,000	750
Tax Fees(3)	22,000	23,125

(1)	Audit fees consist of fees for professional services rendered for the audit of Optika Inc.’s consolidated financial statements and review of financial statements included in Optika Inc.’s quarterly reports and services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees are fees principally for professional services rendered in the due diligence and technical accounting consulting and research for the acquisition of Select Technologies, Inc. in May 2003 and the proposed merger with Sellent, Inc.

(3)	Tax services fees consist of compliance fees for the preparation of original and amended tax returns, claims for refunds and tax payment-planning services for tax compliance, tax planning and tax advice. Tax service fees also include fees relating to other tax advices, tax consulting and planning other than for tax compliance and preparation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this Annual Report on Form 10-K:

		Page

1.	Financial Statements:
	Report of Independent Auditors	41
	Consolidated Balance Sheets as of December 31, 2003 and 2002	42
	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2003	43
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2003	44
	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003	45
	Notes to Consolidated Financial Statements	46
	Schedules have been omitted because they are not required, not applicable, or the required information is shown in the financial statements and related notes thereto.

2.	Exhibits — See Exhibit Index on page 46

      (b) Reports on Form 8-K

      We furnished the following Current Report on Form 8-K during the quarter ended December 31, 2003. The information furnished under Item 12. Results of Operations and Financial Condition is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934:

•	Current Report on Form 8-K dated October 15, 2003, furnished to the Securities and Exchange Commission on October 15, 2003, under Item 12. Results of Operations and Financial Condition.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Optika Inc.:

      We have audited the accompanying consolidated balance sheets of Optika Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Optika Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Denver, Colorado

January 19, 2004

OPTIKA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2003	2002

	(In thousands, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,929	$2,458
Restricted cash and cash equivalents	100	—
Short-term investments	5,153	5,950
Accounts receivable, net of allowance for doubtful accounts of $143 and $107 at December 31, 2003 and 2002, respectively	4,696	3,796
Other current assets	523	557

Total current assets	14,401	12,761

Property and equipment, net	683	895
Intangible assets, net	584	—
Goodwill	1,166	—
Other assets	221	233

	$17,055	$13,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$510	$379
Accrued expenses	1,145	683
Accrued compensation expense	1,108	853
Deferred revenue	6,358	4,986

Total current liabilities	9,121	6,901

Commitments and contingencies (Notes 5, 7, 8 and 11)

Stockholders’ equity:
Common stock; $.001 par value; 25,000,000 shares authorized; 9,327,061 and 8,326,486 shares issued and outstanding at December 31, 2003 and 2002, respectively	9	8
Series A-1 preferred stock; $.001 par value; 731,851 shares authorized, issued and outstanding at December 31, 2003 and 2002	5,199	5,199
Additional paid-in capital	30,491	29,162
Accumulated deficit	(27,765)	(27,381)

Total stockholders’ equity	7,934	6,988

	$17,055	$13,889

The accompanying notes are an integral part of these consolidated financial statements.

OPTIKA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except
	per share amounts)
Revenues:
Licenses	$6,833	$5,655	$6,306
Maintenance and other	13,084	12,218	10,354

Total revenues	19,917	17,873	16,660

Cost of revenues:
Licenses	790	575	873
Maintenance and other	3,627	3,674	3,669

Total cost of revenues	4,417	4,249	4,542

Gross profit	15,500	13,624	12,118

Operating expenses:
Sales and marketing	9,272	7,533	8,198
Research and development	4,725	5,128	5,591
General and administrative	1,977	1,612	1,792
Restructuring and other charges	—	—	1,071

Total operating expenses	15,974	14,273	16,652

Loss from operations	(474)	(649)	(4,534)
Other income	90	128	368

Loss before income taxes	(384)	(521)	(4,166)
Income tax expense (benefit)	—	(3)	8

Net loss	(384)	(518)	(4,174)
Preferred stock dividend	—	—	(447)
Accretion of preferred stock and beneficial conversion feature	—	—	(250)
Increase to income applicable to common stockholders from the conversion of preferred stock	—	—	6,196

Net income (loss) applicable to common stockholders	$(384)	$(518)	$1,325

Basic net income (loss) per common share	$(0.04)	$(0.06)	$0.16
Basic weighted average number of common shares outstanding	8,741	8,292	8,184
Diluted net loss per common share	$(0.04)	$(0.06)	$(0.46)
Diluted weighted average number of common shares outstanding	8,741	8,292	8,984

The accompanying notes are an integral part of these consolidated financial statements.

OPTIKA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY AND

COMPREHENSIVE INCOME (LOSS)

			Series A-1				Accumulated
	Common Stock		Preferred Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

	(In thousands, except share amounts)
Balances at December 31, 2000	8,107,149	8	—	—	23,425	(22,689)	25	769
Common stock issued pursuant to employee stock purchase plan	107,564	—	—	—	127	—	—	127
Accretion of preferred stock	—	—	—	—	(250)	—	—	(250)
Preferred stock dividends	—	—	—	—	(447)	—	—	(447)
Conversion of Series A to Series A-1 preferred stock, net of exchange costs	—	—	731,851	5,199	6,196	—	—	11,395
Comprehensive loss:
Unrealized loss on investments	—	—	—	—	—	—	(25)
Net loss	—	—	—	—	—	(4,174)	—
Total comprehensive loss								(4,199)

Balances at December 31, 2001	8,214,713	8	731,851	5,199	29,051	(26,863)	—	7,395
Common stock issued upon exercise of stock options	36,625	—	—	—	46	—	—	46
Common stock issued pursuant to employee stock purchase plan	75,148	—	—	—	65	—	—	65
Comprehensive loss:
Net loss	—	—	—	—	—	(518)	—	(518)

Balances at December 31, 2002	8,326,486	8	731,851	5,199	29,162	(27,381)	—	6,988
Common stock issued upon exercise of stock options	428,312	—	—	—	575	—	—	575
Common stock issued pursuant to employee stock purchase plan	72,263	—	—	—	65	—	—	65
Common stock issued in acquisition of Select Technologies, Inc.	500,000	1	—	—	689	—	—	690
Comprehensive loss:
Net loss	—	—	—	—	—	(384)	—	(384)

Balances at December 31, 2003	9,327,061	$9	731,851	$5,199	$30,491	$(27,765)	$—	$7,934

The accompanying notes are an integral part of these consolidated financial statements.

OPTIKA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(384)	$(518)	$(4,174)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	462	667	987
(Gain) loss on disposal of property and equipment	2	(2)	294
Changes in assets and liabilities, net of acquisition:
Accounts receivable, net	(623)	239	(1,122)
Other assets	61	16	476
Accounts payable	(6)	(107)	(566)
Accrued expenses and accrued compensation expense	704	(695)	119
Deferred revenue	1,073	1,197	47

Net cash provided (used) by operating activities	1,289	797	(3,939)

Cash Flows from Investing Activities:
Capital expenditures	(176)	(205)	(30)
Proceeds from sale of equipment	—	9	10
Cash paid in acquisition, including transaction costs, net of cash acquired	(759)	—	—
Sale and maturities of short-term investments	800	—	9,637
Purchase of short-term investments	—	—	(6,100)

Net cash provided (used) by investing activities	(135)	(196)	3,517

Cash Flows from Financing Activities:
Expenditures for preferred stock exchange	—	—	(151)
Payment of debt assumed in acquisition	(323)	—	—
Proceeds from issuance of common stock	640	111	127

Net cash provided (used) by financing activities	317	111	(24)

Net increase (decrease) in cash and cash equivalents	1,471	712	(446)
Cash and cash equivalents at beginning of year	2,458	1,746	2,192

Cash and cash equivalents at end of year	$3,929	$2,458	$1,746

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$—	$—	$8
Common stock issued in acquisition	$690	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

OPTIKA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies

      Optika Inc., a Delaware corporation, and its subsidiaries (Optika or the Company) were formed in 1988 and are a provider of enterprise content management technology, including document imaging, workflow, collaboration and records management software which allows companies to streamline their business processes, eliminate paper, increase operational efficiencies and effectively leverage their enterprise resource planning and line-of-business systems. Acorde, the name of the primary licensed product suite sold by Optika, provides the ability to access and store multiple formats of business content, both digital and non-digital; automate processes across the organization and externally with partners and customers; and enable online collaboration around these paper-intensive or complex processes in real and near time.

Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

      The accompanying consolidated financial statements include the accounts of Optika Inc. and its wholly owned subsidiaries Optika Technologies, Inc., Optika Imaging Systems Europe, Ltd., Optika Information Systems, LTDA, Optika Imaging Systems, GmbH and Optika Asia, Inc. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the prior years consolidated financial statements have been reclassified to conform to the current year presentation.

Revenue Recognition

      The Company earns revenue primarily from software licenses and related services. Revenue is recognized in accordance with Statement of Position 97-2 (SOP 97-2), as amended by Statement of Position 98-9. For sales made either through Advantage Partners (APs) or by the Company license revenue is recognized upon shipment when a non-cancelable license agreement has been signed or a purchase order has been received, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The license fees are not assumed to be fixed or determinable if the fees are due more than 12 months after delivery or are based on achievement of a milestone. Where applicable, fees from multiple element arrangements are unbundled and recorded as revenues as the elements are delivered to the extent that vendor specific objective evidence, or VSOE, of fair value exists for the various elements. The Company establishes VSOE of fair value on maintenance and professional services elements based on prices charged when the same elements are sold in separate transactions. The Company has not established VSOE on license elements. Revenue on undelivered and delivered elements is recorded using the residual method in accordance with SOP 97-2, as amended.

      Software maintenance revenues are deferred and recognized ratably over the maintenance period, which is generally one year. The unrecognized portion of software maintenance revenues is recorded in the accompanying balance sheets as deferred revenue. Other revenues are recognized as services are performed.

      The Company does not grant rights to return products, except for defects in the performance of the products relative to specifications and pursuant to standard industry shrink-wrapped license agreements which provide for a 30-day right of return if an end-user does not accept the terms of the shrink-wrapped license agreements. The 30-day right of return begins upon product shipment. The Company’s software license agreements generally do not provide price adjustments or rotation rights. The Company includes a 90-day limited warranty with the software license, which entitles the end-user to corrections for documented program errors.

OPTIKA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Equivalents and Short-term Investments

      The Company classifies highly liquid short-term investments with original maturities of three months or less as cash equivalents. As of December 31, 2003 and 2002, short-term investments consisted of municipal bonds with maturities periods within one-year. Such short-term investments are classified as available-for-sale as defined by Statement of Financial Accounting Standards (SFAS) No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and, accordingly, are recorded at fair value. Increases and decreases in the fair value of investments classified as available-for-sale are recorded in comprehensive income (loss), net of the related income tax effect. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. There were no unrealized gains or losses on short-term investments as of December 31, 2003 and 2002.

Restricted Cash

      In connection with the acquisition of Select Technologies, Inc. discussed in Note 3, the Company placed $100,000 of the cash consideration into an escrow account held by a third party. The escrow account balance will be released to the principal shareholders of Select Technologies, Inc. one year after the purchase date if no material contingencies arise during that designated amount of time.

Depreciation and Amortization

      Computer equipment, office equipment and furniture are recorded at cost and depreciated using the straight-line method over estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the lease terms.

Software Development Costs

      Research and development costs are expensed as incurred. SFAS No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed” requires the capitalization of certain software development costs once technological feasibility is established. To date, the period between achieving technological feasibility and the general availability of such software has been short. Consequently, software development costs qualifying for capitalization have been insignificant and therefore, the Company has not capitalized internal software development costs.

Income Taxes

      The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recognized to the extent deferred tax assets are not more likely than not to be realizable in the reasonably foreseeable future.

Foreign Currency Translation

      The U.S. dollar is the functional currency of the consolidated corporation. For the Company’s foreign subsidiaries, monetary assets and liabilities are translated into U.S. dollars using the exchange rates in

OPTIKA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effect at the balance sheet date and non-monetary assets are translated at historical rates. Results of operations are translated using the average exchange rates during the period. Foreign currency translation and transaction gains or losses were not significant in any period presented.

Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as well as the reported amounts of revenues and expenses. Significant estimates have been made by management in several areas, including the collectibility of accounts receivable and the ability to realize deferred income tax benefits. Actual results could differ from these estimates, making it reasonably possible that a change in these estimates could occur in the near term.

Fair Value of Financial Instruments

      The carrying amounts of the Company’s financial instruments including cash and trade receivables and payables, approximate their fair values.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

      The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Stock Compensation Plans

      The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25” issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans, as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an Amendment to SFAS No. 123.” As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the

OPTIKA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method of SFAS No. 123, the Company’s pro-forma results of operations and pro-forma net income (loss) per share would have been as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except
	per share amounts)
Net income (loss) applicable to common stockholders:
As reported	$(384)	$(518)	$1,325
SFAS No. 123 Pro-forma	(1,515)	(2,011)	(400)
Basic net income (loss) per share:
As reported	$(0.04)	$(0.06)	$0.16
SFAS No. 123 Pro-forma	(0.17)	(0.24)	(0.05)
Diluted net loss per share:
As reported	$(0.04)	$(0.06)	$(0.46)
SFAS No. 123 Pro-forma	(0.17)	(0.24)	(0.66)

Net Income (Loss) Per Common Share

      Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) applicable to common stockholders adjusted for dilutive effect of securities by the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding. Diluted EPS excludes 2,927,000, 3,062,000 and 2,513,000 options and warrants to purchase common stock in 2003, 2002 and 2001, respectively, and 731,851 shares of redeemable convertible preferred stock in 2003 and 2002 because of their antidilutive effect.

      The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations (in thousands, except per share amounts):

	Year Ended December 31,

	2003	2002	2001

Basic earnings (loss) per share:
Net income (loss) applicable to common stockholders	$(384)	$(518)	$1,325
Weighted average common shares outstanding	8,741	8,292	8,184
Net income (loss) per common share	$(0.04)	$(0.06)	$0.16
Diluted loss per share:
Net income (loss) applicable to common stockholders	$(384)	$(518)	$1,325
Preferred stock dividend, accretion and effect of exchange	—	—	(5,499)

	$(384)	$(518)	$(4,174)
Weighted average common shares outstanding	8,741	8,292	8,184
Assumed conversion of preferred stock	—	—	800

	8,741	8,292	8,984
Diluted net loss per common share	$(0.04)	$(0.06)	$(0.46)

Concentration

      The Company has historically relied on a limited number of products to generate revenues and has concentrated risk related to the continued and future market acceptance of such products. The Company

OPTIKA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

currently has no major customers accounting for more than 10% of its consolidated revenues for the three years presented. The Company did not have any customer accounts receivable balance greater than 10% of its accounts receivable balance at December 31, 2003; however, one customer receivable balance accounted for 20% of the December 31, 2002 accounts receivable balance. Receivables from end users are not concentrated in any particular industry.

2.	Property and Equipment

      Property and equipment consists of the following (in thousands):

	December 31,

	2003	2002

Computer and office equipment	$3,509	$4,052
Leasehold improvements	1,083	1,059
Furniture, fixtures and other	688	646

	5,280	5,757
Less accumulated depreciation and amortization	(4,597)	(4,862)

	$683	$895

3.	Acquisition

      In May 2003, the Company acquired Select Technologies, Inc., a developer of records management solutions headquartered in Boise, Idaho. This acquisition strengthens the Company’s ability to provide solutions that allow customers to be in compliance with the record retention, control and disposition requirements imposed by recent regulatory initiatives, which contributed to the purchase price that resulted in the recognition of goodwill and other intangible assets. The Company determined the purchase price based on Select Technologies, Inc.’s historical operating performance and on comparable transactions in the marketplace at the time of the acquisition. Management allocated the purchase price based on the estimated fair values of the tangible and intangible net assets acquired. Operations of the acquired Select Technologies, Inc. business, as well as assets and liabilities of the acquired business, are included in the consolidated financial statements from the date of acquisition. The impact on operations was insignificant from the acquisition date to December 31, 2003. Under the terms of the acquisition agreement, the Company paid approximately $1.415 million for the privately held company, consisting of 500,000 shares of common stock valued at $1.38 per share, which was the average closing price from the three days prior to the closing date, and $725,000 cash. Additionally, the sellers have the ability to earn up to an additional $600,000 over the next three years based on attainment of certain revenue targets from the Acorde Records Manager product. In accordance with SFAS No. 141, “Business Combinations,” the acquisition was accounted for using the purchase method of accounting. Based on the purchase price of approximately $1.415 million, plus direct acquisition costs of approximately $95,000 and the assumption of approximately $299,000 in net liabilities, the purchase price was allocated as follows (in thousands):

Goodwill	$1,166
Customer relationships	283
Intellectual property	300
Non-compete agreements	60
Net liabilities assumed	(299)

$1,510

OPTIKA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amount assigned to intellectual property and non-compete agreements is being amortized on a straight-line basis over five years. The amount assigned to customer relationships is being amortized on a straight-line basis over ten years. Goodwill will be evaluated annually for impairment in accordance with SFAS No. 142, “Goodwill and Intangible Assets.” Amortization expense for intangible assets was $58,000 for the year ended December 31, 2003. Estimated amortization expense for the next five succeeding fiscal years is as follows (in thousands):

Estimated
Amortization
Expense

2004	$100
2005	100
2006	100
2007	100
2008	58

      The unaudited pro forma results of operations as though the Select Technologies, Inc. acquisition had been completed as of January 1, 2002 are as follows (in thousands except per share amounts):

	Year Ended
	December 31,

	2003	2002

Revenue	$20,082	$18,756
Net loss	(622)	(522)
Net loss per share	(0.07)	(0.06)

      The pro forma results above do not include any anticipated cost savings or other effects of the integration of Select Technologies, Inc. into the Company and are not necessarily indicative of the results which would have occurred if the acquisition had been in effect on the date indicated, or which may result in the future.

4.	Line of Credit

      The Company has a line of credit expiring in November 2004, whereby it is able to draw up to $3.0 million bearing interest at the bank’s prime rate. At December 31, 2003, $2.5 million was available for borrowing thereunder. Pursuant to the terms of the credit facility, any loans under the facility are secured by all of the Company’s assets, with the exception of intellectual property and would be subject to certain covenants, including prohibition of the payment of dividends on common stock. The Company has no debt outstanding at December 31, 2003.

OPTIKA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Lease Obligations

      The Company has non-cancelable operating lease arrangements for office space and certain office equipment. Future minimum annual operating lease payments for the years ending December 31 are as follows (in thousands):

Operating
Lease
Year Ending December 31:	Obligations

2004	$786
2005	711
2006	668
2007	165

$2,330

Rent expense related to these and other operating leases approximated $1,110,000, $1,107,000 and $1,400,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

6.	Income Taxes

      The Company’s income tax expense (benefit) is comprised of the following (in thousands):

	Year Ended
	December 31,

	2003	2002	2001

Current:
Federal	$—	$—	$—
State	—	—	3
Foreign	—	(3)	5
Deferred:
Federal	—	—	—
State	—	—	—

Total expense (benefit) from income taxes	$—	$(3)	$8

      The Company’s net deferred tax assets are comprised of the tax effects of the following (in thousands):

	December 31,	December 31,
	2003	2002

Deferred Tax Assets
Net operating loss carryforwards	$13,481	$13,108
Depreciation and amortization	89	127
Tax credit carryforwards	1,730	1,720
Accrued expenses and allowance for doubtful accounts	474	393

Deferred tax asset before valuation allowance	15,774	15,348
Valuation allowance	(15,774)	(15,348)

Net deferred tax asset	$—	$—

OPTIKA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The benefit from income taxes differs from the amount computed by applying the effective U.S. statutory rates to the loss before income taxes as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

U.S. federal income tax benefit at statutory rate	$(134)	$(182)	$(1,458)
Increases (decreases) resulting from:
State taxes, net of federal benefit	(15)	(21)	(349)
Stock option exercises	(280)	—	—
Non-deductible items	24	—	21
Increase in valuation allowance	426	380	1,855
Foreign tax rate differentials	—	15	15
Tax credits	(55)	(150)	(200)
Other, net	34	(45)	124

Expense (benefit) from income taxes	$—	$(3)	$8

      At December 31, 2003, the Company has net operating loss carryforwards of approximately $34,549,000 that expire beginning in 2009 through 2023. The net operating loss carryforward includes $3,353,000 in deductions relating to stock option exercises which will be credited to additional paid-in capital when the carryforwards are realized, if ever. Additionally, the Company has various tax credit carryforwards aggregating approximately $1,730,000 that expire beginning in 2005 through 2023.

      The Company has recorded a full valuation allowance against its carryforward tax benefits to the extent that it believes that it is more likely than not all of such benefits will not be realized in the near term. The Company’s assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular the Company considered both its historical results and its projections of profitability for only reasonably foreseeable future periods. The Company’s recent net losses provide objective evidence that is difficult to overcome in the assessment of recoverability of deferred taxes. While management expects net income in the imminent future, until the Company has generated net income for a meaningful number of consecutive quarters, management expects the deferred tax assets to be fully reserved. The Company’s realization of its recorded net deferred tax assets is dependent on future taxable income and therefore, the Company is not assured that such benefits will be realized.

7.	Capital Stock and Benefit Plans

Stock Compensation Plans

      At December 31, 2003, the Company has two stock-based compensation plans, a fixed stock option plan and an employee stock purchase plan. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. The Company grants stock options with exercise prices equal to the fair value of its common stock on the date of grant. Accordingly, no compensation cost has been recognized for its fixed stock option plan and its employee stock purchase plan.

Fixed Stock Option Plans

      Under the Company’s stock option plans, the Company may grant incentive and non-qualified stock options to its employees and directors for up to 7,114,033 shares of common stock. Under the plans, options are granted at an exercise price not less than the fair value of the stock on the date of grant. The options generally vest ratably over two to four years and expire ten years after the date of grant. Certain options are subject to accelerated vesting provisions.

OPTIKA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2003, 2002 and 2001, respectively; no estimated dividends; expected volatility of 120% for 2003, 122% for 2002 and 112% for 2001; risk-free interest rates between 2.27% and 3.37% in 2003, 2.94% and 4.74% in 2002, 3.91% and 4.93% in 2001; and expected option terms of 5 years for all years.

      A summary of the status of the Company’s stock option plan, excluding the warrants issued in connection with the Redeemable Convertible Preferred Stock discussed in note 8, as of December 31, 2003, 2002, and 2001 and changes during the years then ended are presented in the following table. No warrants were outstanding at December 31, 2003.

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
	Shares	Average	Shares	Average	Shares	Average
	(000’s)	Exercise Price	(000’s)	Exercise Price	(000’s)	Exercise Price

Outstanding at beginning of year	3,062	$2.78	2,816	$3.07	2,220	$5.16
Granted	506	1.68	446	1.07	1,579	1.25
Exercised	(428)	1.36	(37)	1.25	—	—
Forfeited	(213)	2.99	(163)	3.58	(983)	4.87

Outstanding at end of year	2,927	$2.78	3,062	$2.78	2,816	$3.07

Options and warrants exercisable at year end	2,000	$3.28	2,023	$2.97	1,270	$3.10
Weighted average fair value of options granted during the year		$1.40		$1.11		$1.01

      The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
	Outstanding	Remaining	Exercise	Exercisable	Exercise
Range of Exercise Prices	(000’s)	Contractual Life	Price	(000’s)	Price

$.75 - 1.29	739	8.4	$.98	144	$.94
$1.31	712	7.1	1.31	712	1.31
$1.39 - 3.81	1,021	5.3	2.72	724	2.97
$4.00 - 36.00	455	6.0	8.13	420	7.95

	2,927	6.6	$2.78	2,000	$3.28

      In connection with the Redeemable Convertible Preferred Stock discussed in note 8, the Company issued options to purchase 25,000 shares of common stock for offering costs to a non-employee. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions; no estimated dividends; expected volatility of 97%; risk-free interest rate of 5.25%; and an option life of 3 years. The fair value of $376,000 related to this grant was included in the stock offering costs.

Employee Stock Purchase Plan

      The Company’s 2000 Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Board of Directors in March 2000 and approved by the Company’s stockholders in May 2000 and amended to add an additional 300,000 shares in May 2003. Under the 2000 Purchase Plan, the Company is authorized to issue up to 600,000 shares of common stock to eligible employees effective August 1,

OPTIKA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2000. Under the terms of the Purchase Plans, employees may elect to have up to 10% of their total cash earnings withheld by payroll deduction to purchase the Company’s common stock. The purchase price of the stock is 85% of the lower of the market price on the participant’s entry date into the Purchase Plan or the semi-annual purchase date.

      The Company sold 72,263, 75,148 and 107,564 shares to employees in 2003, 2002 and 2001, respectively, under the Company’s 2000 Purchase Plan. The fair value of each stock purchase plan grant is estimated on the date of grant using the Black-Scholes model with the following assumptions for 2003, 2002 and 2001, respectively; no estimated dividends for all years; expected volatility of 120%, 122% and 112%; risk free interest rates of 2.87% and 3.05% for 2003, 3.81% and 4.24% for 2002 and 4.76% and 4.86% for 2001; and an expected life of 0.5 years for all years. The weighted-average fair values of those purchase rights granted in 2003, 2002 and 2001 was $0.63, $0.84 and $0.58, respectively. As the Purchase Plan is a qualified plan under Internal Revenue Code Section 423, no related compensation cost is recognized in the financial statements.

401(k) Retirement Savings Plan

      Effective January 1, 1994, the Company adopted a qualified 401(k) retirement savings plan for all employees. Participants may contribute up to 100% of their gross pay. The Company contributions are discretionary and vest at 20% per year over five years. The Company contributed and expensed $242,000 in 2003, $228,000 in 2002 and $204,000 in 2001.

8.	Redeemable Convertible Preferred Stock

      In 2000, the Company completed the sale of 731,851 shares of Series A Convertible Preferred Stock, and warrants to purchase an aggregate of 307,298 shares of our common stock to an investor group consisting principally of Thomas Weisel Capital Partners and affiliated entities for an aggregate purchase price of $15 million. The preferred stock was subject to mandatory redemption provisions on the eighth anniversary of the issuance for cash equal to the stated liquidation preference plus accumulated unpaid dividends. The preferred stock was convertible to common stock at the holder’s option based upon the conversion formula as defined in the preferred stock Certificate of Designation. The $15 million in gross proceeds received was allocated as follows: approximately $5.5 million for the preferred stock, approximately $4.4 million for the beneficial conversion feature, and approximately $5.1 million for the warrants. The initial carrying amount of the preferred stock was increased by periodic accretions so that the carrying amount would have been equal to the redemption amount ($15 million) at the redemption date in 2008. The periodic increases in the carrying amount were effected by charges against additional paid in capital. As the preferred stock was convertible into common stock at any time, the beneficial conversion amount was accreted in its entirety at the date of issuance of the preferred stock. The warrants were to expire in 2008 and as of May 7, 2001 no warrants were exercised. The fair value of the warrants was separately recorded as warrants for the purchase of our common stock and as a reduction to the Series A Convertible Preferred Stock.

      On May 7, 2001, the Company entered into an Exchange Agreement with Thomas Weisel Capital Partners L.P., a Delaware limited partnership, certain of its affiliates and RKB Capital, L.P. (the “Purchasers”) pursuant to which we have issued Series A-1 Convertible Preferred Stock, having the terms and provisions set forth in the Certificate of Designation designating the Series A-1 Convertible Preferred Stock, on a one-for-one basis, in return for the exchange, surrender and cancellation of the Series A Redeemable Convertible Preferred Stock. The Series A-1 Preferred issued in exchange for the Series A Preferred is substantially identical to the Series A Preferred. The Series A-1 Preferred contains certain changes from the Series A which include eliminating the dividend and redemption requirements and modifying the protective and liquidation provisions thereof. In connection with this transaction, we also

OPTIKA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchased the warrants associated with the Series A Preferred for an aggregate of $0.01. The Series A-1 Preferred is convertible to common stock at the holders’ option based upon the conversion formula as defined in the Certificate of Designation. Upon the occurrence of a change of control event, such as a sale of assets or merger in which the consideration to be received consists solely of stock, the holders of the Series A-1 Preferred Stock are entitled to receive the greater of (i) a liquidation preference of approximately $22.5 million in stock or (ii) the amount of stock they would have otherwise received upon conversion to common stock, prior to any distribution to the holders of our common stock. Upon the occurrence of any change of control event which includes a cash component, the holders of the Series A-1 Preferred Stock are entitled to convert their shares into enough common shares to enable them to receive at least $22.5 million in cash following such conversion. The holders of the Series A-1 Preferred must approve any stock or cash based change of control event in which they would not receive at least $22.5 million in the form of a liquid security, provided that in the event that the holders of the Series A-1 Preferred stock elect not to approve a change of control event, we have the option of repurchasing the Series A-1 Preferred Stock for $22.5 million and proceeding with the transaction. After February 23, 2003 the conversion formula was set at 1.5 shares of common for every share of preferred so the preferred is presently convertible into an aggregate of 1,097,777 shares of common stock. A summary of recent developments in connection with the proposed Stellent, Inc. merger with regards to the change in control preference of the Series A-1 Preferred Stock is described further in note 12.

      The Series A-1 Preferred was recorded in stockholders’ equity at its fair value. The difference between the carrying value of the Series A Preferred at the time of the exchange and the fair value of the Series A-1 Preferred of $5.35 million (as determined by an independent valuation) was recorded as an increase in additional paid-in capital and as a one-time adjustment to net income (loss) applicable to common stockholders. As a result of the Exchange Agreement, future periods will not have adjustments to income for accumulating dividends or allocations of the discounts associated with the Series A Preferred Stock.

9.	Segment Information

      The Company has only one segment under the criteria of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” The following table presents information by geographic area as of and for the respective fiscal periods (in thousands):

	Year Ended December 31,

	2003	2002	2001

Total revenues attributable to:
United States	$17,994	$16,292	$14,726
International	1,923	1,581	1,934

Total	$19,917	$17,873	$16,660

      Revenue is classified based on the country in which the Company’s Advantage Partner or customer is located. Revenue from International locations is attributable to our presence in the United Kingdom, Latin America and Asia. No International location was responsible for more than 6% of our total revenue for the years ended December 31, 2003, 2002 and 2001. International assets and liabilities are insignificant to the overall presentation of segment information.

10.	Restructuring and Other Non-Recurring Charges

      On February 6, 2001, the Company reduced its workforce by 42 employees to align expenses more closely with revenues. This reduction in force resulted in approximately $1.1 million of restructuring

OPTIKA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charges in the first quarter of 2001. This restructuring charge consisted of $652,000 of severance costs, $240,000 of lease termination and $179,000 of asset write-offs. All costs were paid before the end of 2002.

11.	Contingencies

      The Company is, from time to time, subject to certain claims, assertions or litigation by outside parties as part of its ongoing business operations. The outcomes of any such contingencies are not expected to have a material adverse effect on the financial condition or operations of the Company. In addition, in the ordinary course of business, the Company has issued a letter of credit as security for performance on the operating lease for its headquarters and as a result, is contingently liable in the amount of approximately $220,000 at December 31, 2003 and the Company has set up a cash management reserve in the amount of $240,000 to cover the bank’s potential exposure for the direct deposit of payroll and other services.

12.	Recent Developments (Numbers Unaudited)

      On January 12, 2004, the Company announced that the Company had entered into a definitive agreement to merge with Stellent, Inc. Under the terms of the merger agreement, each share of Optika common stock would be converted into .44 shares of Stellent common stock (subject to adjustment in certain circumstances as described below) and the holders of Optika’s Series A-1 Preferred Stock would receive $10 million in cash. If, based on the average closing price of Stellent’s common stock over a ten day period immediately prior to the closing of the merger, the .44 to one exchange ratio would result in Optika’s common stockholders receiving in excess of $4.00 per share of Stellent common stock, the exchange ratio will be adjusted so that 20% of the aggregate merger consideration in excess of $4.00 per share would be allocated to the holders of the Series A-1 Preferred Stock and 80% of the aggregate merger consideration in excess of $4.00 per share would be allocated to the holders of the common stock. The merger will be accounted for as a purchase transaction by Stellent, and is expected to be completed late in the first calendar quarter or early in the second calendar quarter of 2004. The closing is subject to regulatory approval, Optika and Stellent stockholder approval and customary closing conditions. In connection with the proposed merger, Stellent and Optika expects to file a joint proxy statement/ prospectus with the Securities and Exchange Commission.

13.	Valuation and Qualifying Accounts

	Beginning	Allowance	Recoveries/	Ending
	Balance	Increase	(Write-offs)	Balance

	(In thousands)
Deducted from asset account — Allowance for doubtful accounts
Year ended December 31, 2003	$107	$56	$(20)	$143
Year ended December 31, 2002	$110	$37	$(40)	$107
Year ended December 31, 2001	$86	$10	$14	$110

      The Company also has a full valuation allowance against its net deferred tax asset described further in note 6.

OPTIKA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Quarterly Information (Unaudited)

      The following table presents unaudited quarterly operating results for each of the Company’s eight quarters in the two-year period ended December 31, 2003:

	Quarter Ending

	Mar. 31	June 30	Sept. 30	Dec. 31

	(In thousands, except per share amounts)
Fiscal Year 2003
Total revenues	$4,346	$4,653	$5,351	$5,567
Gross profit	3,241	3,591	4,247	4,421
Income (loss) from operations	(576)	(320)	183	239
Net income (loss)	(558)	(288)	183	279
Basic income (loss) per share	(0.07)	(0.03)	0.02	0.03
Diluted income (loss) per share	(0.07)	(0.03)	0.02	0.02
Fiscal Year 2002
Total revenues	$3,874	$4,475	$4,650	$4,874
Gross profit	2,923	3,389	3,525	3,787
Income (loss) from operations	(560)	(117)	14	14
Net income (loss)	(526)	(71)	45	34
Basic income (loss) per share	(0.06)	(0.01)	0.01	0.00
Diluted income (loss) per share	(0.06)	(0.01)	0.00	0.00

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 4, 2004.

OPTIKA INC.

By:	/s/ MARK K. RUPORT

Mark K. Ruport
President, Chief Executive Officer
and Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 4, 2004:

Signature		Title

By:	/s/ MARK K. RUPORT Mark K. Ruport	Chief Executive Officer and Chairman of the Board (principal executive officer)

By:	/s/ STEVEN M. JOHNSON Steven M. Johnson	Chief Financial Officer, Executive Vice President, Secretary and Chief Accounting Officer (principal financial and accounting officer)

By:	/s/ ALAN B. MENKES Alan B. Menkes	Director

By:	/s/ JAMES T. ROTHE PH.D James T. Rothe Ph.D	Director

By:	/s/ EDWIN C. WINDER Edwin C. Winder	Director

EXHIBIT INDEX

Exhibit No.		Description

2	.1(5)	Agreement and Plan of Merger dated as of January 11, 2004 by and among the Registrant and Stellent, Inc., a Minnesota corporation, and STEL Sub, Inc., a Delaware corporation.
3	.1(2)	Certificate of Ownership and Merger.
3	.2(1)	Second Amended and Restated Certificate of Incorporation of the Registrant.
3	.3(10)	Amended and Restated Bylaws of the Registrant.
3	.5(13)	Certificate of Designation, designating the Series A-1 Convertible Preferred Stock.
3	.6(11)	Certificate of Designation, designating the Series B Preferred Stock.
4	.1(1)	Specimen Common Stock certificate.
4	.4(1)	Form of Warrant to purchase Common Stock dated November 1, 1995.
4	.5(12)	Amended and Restated Rights Agreement dated as of July 29, 2002, between the Registrant and Computershare Trust Company, Inc., as Rights Agent.
10	.1(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.*
10	.2(8)	The Registrant’s 1994 Stock Option/ Stock Issuance Plan, as restated and amended through May 2000.
10	.3(8)	The Registrant’s 2000 Employee Stock Purchase Plan, as amended through May 2003
10.4		Employment Agreement by and between the Registrant and Mr. Mark K. Ruport effective October 15, 2003.*
10.5		Employment Agreement by and between the Registrant and Mr. Steven M. Johnson, effective October 15, 2003.*
10	.7(8)	The Registrant’s 2000 Non-Officer Stock Incentive Plan.
10	.8(6)	The Registrant’s 2003 Equity Incentive Plan
10	.12(1)	Technology Transfer Agreement dated February 20, 1992, by and between the Registrant, Mr. Paul Carter and Mr. Malcolm Thomson.
10	.16(4)	Lease Agreement dated October 11, 1996, by and between the Registrant and Woodmen Office Campus II JV LLC for office space at 7450 Campus Drive, Suite 200, Colorado Springs, Colorado.
10	.17(7)	Amended and Restated Loan and Security Agreement dated as of November 6, 2002, by and between the Registrant and Silicon Valley Bank.
10.18		Loan Modification Agreement dated December 4, 2003, by and between the Registrant and Silicon Valley Bank.
10	.19(3)	Securities Purchase Agreement dated as of February 9, 2000, by among the Registrant, Thomas Weisel Capital Partners L.P. and certain of its affiliates and RKB Capital, L.P.
10	.20(3)	Registration Rights Agreement dated February 23, 2000 by and between the Registrant, the Purchasers and the other parties signatory thereto.
10	.21(13)	Exchange Agreement dated as of May 7, 2001, by and between the Registrant, Thomas Weisel Capital Partners L.P. and certain of its affiliates and RKB Capital L.P.
10	.22(13)	First Amendment to Registration Rights Agreement dated May 7, 2001 by and between the Registrant, Thomas Weisel Capital Partners L.P. and certain of its affiliates and RKB Capital, L.P.
10	.23(13)	Mutual Agreement regarding future treatment of Series A-1 Preferred Stock dated May 7, 2001 by and between the Registrant, Thomas Weisel Capital Partners L.P. and certain of its affiliates and RKB Capital, L.P.
10	.24(9)	Agreement and Plan of Merger, dated as of May 29, 2003, by and among the Registrant, Optika Technologies, Inc., Select Technologies, Inc and Del Zane and Shadra Zane
21	.1(1)	Subsidiaries of the Registrant.
23.1		Consent of Independent Accountants.
31.1		Rule 13a-14(a) Certification of Chief Executive Officer.

Exhibit No.	Description

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

*	Represents a management compensation arrangement.

(1)	Incorporated by reference to identically numbered exhibits included in the Company’s Registration Statement on Form S-1 (File No. 333-04309), as amended.

(2)	Incorporated by reference to an exhibit to the Company’s Annual Report on Form 10-K (File No. 0-28672) for the year ended December 31, 1998.

(3)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 0-28672) dated February 23, 2000.

(4)	Incorporated by reference to an exhibit to the Company’s Annual Report on Form 10-K (File No. 0-28672) for the year ended December 31, 1996.

(5)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 0-28672) dated January 12, 2004

(6)	Incorporated by reference to an exhibit to the Company’s Definitive Proxy Statement on Schedule 14(a) dated April 3, 2004.

(7)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-K (File No. 0-28672) for the year ended December 31, 2002.

(8)	Incorporated by reference to an exhibit to the Company’s Annual Report on Form 10-K (File No. 0-28672) for the year ended December 31, 2000.

(9)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 0-28672) for the quarter ended June 30, 2003.

(10)	Incorporated by reference to an exhibit to the Company’s Annual Report on Form 10-K (File No. 0-28672) for the year ended December 31, 1999.

(11)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on July 18, 2001.

(12)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 0-28672) dated July 29, 2002.

(13)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 0-28672) for the quarter ended March 31, 2001.