Form 10-K/A
period 2003-12-31
OPTIKA INC
filed 2004-03-18
CIK 1014920

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

      None.

OPTIKA INC.

2003 ANNUAL REPORT ON FORM 10-K

PART I

      This Amendment No. 1 on Form 10-K/A amends Item 1 of Part 1, Item 7 of Part II and Item 15 of Part IV of our Annual Report on Form 10-K previously filed for the fiscal year ended December 31, 2003. This Form 10-K/A is filed in response to comments received from the Division of Corporation Finance of the Securities and Exchange Commission. Consent of our independent auditors is attached to this Form 10-K/A as Exhibit 23.1 and certifications from our Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2. All other information contained in this Form 10-K/A is as of the date of the original filing.

      This Amendment No. 1 to our Annual Report on Form 10-K/A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the caption “Risk Factors” in Item 1.

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

Technical Support and Software Maintenance

      In conjunction with our APs, we offer end-users a software maintenance program. The maintenance program includes software updates provided by us to the end-user, and technical support provided by the AP. We provide telephone consultation services to the AP to respond to end-user technical questions that the AP is unable to answer. Internet support services are also available that provide access to important technical support information, streamline the process of interacting with the support organization and provide access to the technical support knowledge base. An AP typically charges the end-user a fee for maintenance and support of the entire system, including software and hardware. In turn we charge the AP a fee of between 10% and 17%, depending on the type of support coverage provided and the timing of the contract renewal, on an annual basis of the then-current list prices of the licensed software.

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

Competition

      The market for Optika’s Acorde product is intensely competitive and can be significantly affected by new product introductions and other market activities of industry participants. We believe that the principal competitive factors affecting our market include product features such as adaptability, scalability, ability to integrate with third-party products, functionality, ease of use, product reputation, quality, performance, price, customer service and support, effectiveness of sales and marketing efforts, and company reputation. FileNet Corporation, IBM Corporation, EMC Corporation (which through recent acquisitions now includes Documentum, Legato Systems Inc. and OTG Software Inc.) are the largest companies that compete directly with Optika in the electronic content management market, and all have greater annual revenues than we do. We also compete with industry-specific application vendors. Numerous other software vendors also compete in each product area. Potential competitors include, without limitation, providers of document management software products, providers of document archiving products, providers of BPM and workflow products, and Relational Database Management System, or RDBMS, vendors. In addition, we may face competition from other established and emerging companies in new market segments, such as e-business.

      Many of our current and potential competitors, including those identified above, have longer operating histories, greater resources and name recognition, and a larger installed base of customers than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or may be able to devote greater resources to the development, promotion and sale of their products, than we can. We also face indirect competition from value added resellers, distributors and system integrators. We rely on a number of these resellers for implementation and other customer support services, as well as recommendations of our products during the evaluation stage of the purchase process. Although we seek to maintain close relationships with these resellers, many of these third parties have similar, and often more established, relationships with our principal competitors.

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

Risk Factors

      As described herein in the section entitled “Recent Developments,” we announced that we entered into a merger agreement with Stellent, Inc. on January 12, 2004. Completion of the merger is subject to approvals of the stockholders of each of Optika and Stellent, regulatory approvals and other customary closing conditions. The following risk factors relate to the business of Optika, and the merger between Optika and Stellent. For risks about Stellent’s business, see its Registration Statement on Form S-4 filed on, or about, March 16, 2004, as may be amended from time to time, and its Annual Report on Form 10-K for the year ended March 31, 2003 and subsequently filed Quarterly Reports on Forms 10-Q and Current Reports on Forms 8-K.

Business Risks of Optika

      In evaluating our business, you should carefully consider the business risks discussed in this section.

We have often recognized most of our revenues in the last month, or even in the last weeks or days, of a quarter because of the timing of large software sales to our enterprise customers. Accordingly, a delay in an anticipated sale near the end of a particular quarter may cause revenues in a particular quarter to fall significantly below expectations and materially adversely affect our operating results for such quarter and, therefore, the price of our common stock.

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

Substantially all of our current license revenue is derived from one product family and therefore our operating results and the price of our common stock would be materially adversely effected by any market or competitive factors adversely affecting demand for this product family.

      The Optika Acorde family of products accounts for substantially all of our current license revenue. Our future financial performance will depend in general on the acceptance of our product offerings, and in particular on the successful development, introduction and customer acceptance of new and enhanced versions of our products.

Capital market conditions could materially and adversely affect our ability to raise additional needed capital and if for any reason we were unable to raise additional capital, if needed, our common stock price could be materially adversely affected to the extent that investors questioned our ability to continue as a going concern.

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

Our ability to compete effectively and to manage any future growth will require that we continue to attract and assimilate new personnel and to train and manage our work force and the loss of key management, sales or technical personnel or the failure to attract and retain key personnel could harm our ability to compete, and therefore our operating results and common stock price.

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

Our future results of operations will depend on the success of our marketing and distribution strategy, which relies, to a significant degree, upon our value-added resellers or “Advantage Partners” which are not exclusive relationships and which we have only a limited ability to control.

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

Because the markets for our products are characterized by rapid technological change and changes in customer requirements, our future performance will depend in significant part upon our ability to respond effectively and quickly to such changes.

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

Licensing our software products requires a lengthy and complex sales cycle over which we have little or no control, which may result in substantial fluctuations in our financial performance from period-to-period.

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

The market for our product offerings is intensely competitive, and many of our competitors have significantly greater financial, technical and marketing resources and have established more extensive channels of distribution.

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

Our means of protecting our proprietary rights in the United States or abroad may not be adequate and/or competitors may independently develop similar technologies, either of which may adversely affect our business and results of operations.

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

Sales outside the United States represent an important area of potential growth, and our inability to successfully expand our international operations in a timely manner, or at all, could materially and adversely affect our business and results of operations.

      Sales outside the United States accounted for approximately 10%, 9% and 12% of our revenues in 2003, 2002 and 2001, respectively. We have only limited experience in developing localized versions of our products and we may not be able to successfully localize, market, sell and deliver our products internationally. Our inability to expand successfully our international operations in a timely manner, or at all, could materially and adversely affect our business and results of operations. Our international revenues may be denominated in foreign currencies or the U.S. dollar. We do not currently engage in foreign currency hedging transactions; as a result, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies and could make our software less price-competitive.

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

We have acquired, and may in the future acquire, businesses, products or technologies, and our financial performance may be adversely affected if we are unable to integrate successfully the people, products and business lines of our acquisitions.

      We have acquired, and we may in the future acquire, businesses, products or technologies that we believe complement or expand our existing business. For example, in May 2003, we acquired Select Technologies, Inc., a records management software company based in Boise, Idaho. Our ability to achieve favorable results in 2004 and beyond will be dependent in part upon our ability to continue to successfully integrate the people, products and business lines of our acquisitions. In addition, we will need to work with our acquired companies’ customers and business partners, as well as our current customers and business partners, to expand relationships based upon the broader range of products and services available from us. In some instances, we may need to discontinue relationships with business partners whose interests are no longer aligned with ours. We must achieve the synergies we identified during the acquisition process. Failure to execute on any of these elements and accomplish the favorable financial results from the integration process could adversely affect our business and results of operations.

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

      Effective February 4, 2003, our common stock began trading on the Nasdaq SmallCap Market under the symbol “OPTK.” Previously, our stock was traded on the Nasdaq National Market under the same symbol. The market price of our shares of common stock has been, and is likely to continue to be, highly volatile and may be significantly affected by factors such as:

•	actual or anticipated fluctuations in our operating results;

•	announcements of technological innovations;

•	new products or new contracts by us or our competitors;

•	sales of common stock by management, directors or other related parties;

•	sales of significant amounts of common stock into the market;

•	developments with respect to proprietary rights;

•	conditions and trends in the software and other technology industries;

•	adoption of new accounting standards affecting the software industry;

•	changes in financial estimates by securities analysts and others;

•	general market conditions; and

•	other factors that may be unrelated to us or our performance.

      In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of technology companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company’s securities, securities class-action litigation has often been brought against such company. Such litigation may be brought against us in the future. Such litigation, regardless of its outcome, would result in substantial costs and a diversion of management’s attention and resources that could have a material adverse effect upon our business and results of operations.

Certain provisions of our certificate of incorporation, equity incentive plans, bylaws, and Delaware law may discourage certain transactions involving a change in control of Optika.

      Certain provisions of our certificate of incorporation, equity incentive plans, bylaws, and Delaware law may discourage certain transactions involving a change in control of our company, even if such a transaction would be in the best interest of our stockholders. Our classified board of directors and the ability of the board of directors to issue “blank check” preferred stock without further stockholder approval, may have the effect of delaying, deferring or preventing a change in our control and may also affect the market price of our stock. We also have a stockholders rights plan under which all stockholders of record as of July 18, 2001 received one right for each share of common stock then owned by them to purchase, upon the occurrence of certain triggering events, one one-hundredth of a share of Series B preferred stock at a price of $30, subject to adjustment. The rights are exercisable only if a person or group acquires 15% or more of our common stock in a transaction not approved by our board of directors. These provisions, and certain other provisions of our amended and restated certificate of incorporation and certain provisions of our amended and restated bylaws and of Delaware law, could delay or make more difficult a merger, tender offer or proxy contest.

Risks Relating to the Merger

      The merger involves risk for Optika shareholders. Optika stockholders will be choosing to invest in Stellent common stock by voting in favor of the merger. In addition to other information included in the joint proxy statement/ prospectus filed by Stellent with the Securities and Exchange Commission on or about March 18, 2004, including the matters addressed in the section of the joint proxy statement/ prospectus “Cautionary Statement Concerning Forward-Looking Statement”, you should carefully consider the following risks before deciding whether to vote in favor of the merger proposals, in the case of Optika stockholders. Please refer to the section of the joint proxy statement/ prospectus entitled “Where You Can Find More Information”. Additional risks and uncertainties not presently known to Stellent or Optika or that are not currently believed to be important to you also may adversely affect the merger and the combined company following the merger.

Stellent and Optika may be unable to obtain the shareholder approvals required to complete the merger.

      The closing of the merger is subject to approvals by the shareholders of Optika and Stellent, which might not be obtained. The issuance of shares of Stellent common stock pursuant to the merger agreement requires the affirmative vote of a majority of the total votes cast at the Stellent special meeting, provided a quorum is present at the meeting. Approval of the Optika merger proposals requires the affirmative vote of a majority of the outstanding shares of Optika common stock and Optika preferred stock (voting together with the Optika common stock on an as-converted-to-common-stock basis). If the requisite shareholder approvals are not obtained, the conditions of closing of the merger will not be satisfied and the closing of the merger will not occur. If the merger is not completed, the business and operations of Optika may be harmed to the extent that customers, suppliers and others believe that the company cannot effectively compete in the marketplace without the merger and the market price of Optika common stock may decline.

The number of shares that holders of Optika common stock will be entitled to receive is fixed; if the market price of Stellent’s common stock declines, Optika stockholders will be entitled to receive less in value for their shares of Optika common stock.

      Upon the closing of the merger, each holder of shares of Optika common stock will be entitled to receive a fixed portion of a share of Stellent common stock for each share of Optika common stock held by such stockholder at the closing of the merger. The market value of Stellent’s shares fluctuates based upon general market and economic conditions, Stellent’s business and prospects and other factors, as discussed in the joint proxy statement/ prospectus. Because of these fluctuations and because the total number of shares of Stellent common stock to be received as consideration by holders of Optika common stock in the merger may be decreased if shares of Stellent common stock are allocated to holders of the Optika preferred stock, as discussed in the joint proxy statement/ prospectus, but will not, in any case be increased, the exact value of the consideration that holders of Optika common stock will be entitled to receive in the merger cannot be determined until the closing of the merger.

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

Two of the directors and executive officers of Optika have conflicts of interest that could have affected their decisions to support or approve the transaction.

      The directors and executive officers of Optika will receive continuing indemnification against liabilities and some of the directors and executive officers of Optika have Optika stock options that potentially provide them with interests in the merger, such as accelerated vesting upon completion of the merger in certain cases, that are different from, or are in addition to, your interests in the merger. An Optika director, Alan B. Menkes, will serve on the board of directors of the combined company. In addition, Mark K. Ruport has entered into an employment agreement with Stellent that will become effective upon the consummation of the merger. Under the agreement, Mr. Ruport is entitled to receive compensation and benefits as described under the section of the joint proxy statement/ prospectus “The Merger — Interests of Directors and Executive Officers of Optika in the Merger.” Each of Mr. Menkes and Mr. Ruport voted in favor of the merger in their respective capacities as directors of Optika. In addition, under the Optika 1994 Stock Option/ Stock Issuance Plan, the Optika 2000 Non-Officer Stock Incentive Plan and the Optika 2003 Equity Incentive Plan, if any option holder is involuntarily terminated other than for “misconduct” (as such term is defined under the terms of the applicable plan) within an eighteen-month period following the closing of the merger, the awards granted to that individual under the plan are accelerated in full and become 100% vested. As a result of the operation of these provisions, as well as provisions in the 1994 plan governing the automatic vesting upon a change of control with respect to formula stock option grants to Optika’s non-employee directors, all options issued to the non-employee directors of Optika are expected to vest in full at or within a short period of time following the effective time of the merger since, according to the terms of the merger agreement, none of such individuals will remain as continuing directors of Optika.

Because the stock price of Optika may reflect the anticipated benefits of the merger, including a broader platform of products and greater size and marketing opportunities, among others, for the combined companies, Optika’s stock price may decline if the merger is not completed.

      The merger and many of its anticipated benefits have been publicly disclosed. The market price of Stellent common stock may reflect these anticipated benefits and the market price of Optika common stock may be trading in tandem based on the conversion ratio under the merger agreement. If the merger is not completed investors may perceive that the companies will lose the opportunity to realize the anticipated benefits of the merger and the market price of the common stock of Optika may decline. Completion of the merger is subject to several closing conditions, including obtaining shareholder and any required regulatory approvals, and Stellent and Optika may be unable to obtain such approvals on a timely basis or at all.

Because the industry in which it competes is consolidating, the business of Optika and its results of operations may be adversely affected if the merger is not completed.

      The industry in which Stellent and Optika operate is maturing and consolidating. The result is fewer larger and better-financed companies providing increasingly broad and deep product lines and increasing demand by customers for fewer suppliers of more comprehensive solutions. Optika’s business and operations may be harmed to the extent that customers, suppliers and others believe that the company cannot effectively compete in the marketplace without the transaction, or there is customer or employee uncertainty surrounding the future direction of the product and service offerings and strategy of Stellent or Optika on a standalone basis.

Stellent and Optika have incurred significant transaction expenses and may make substantial additional payments if the transaction is not completed.

      Stellent and Optika are incurring significant costs in connection with the transaction, including legal, accounting and financial advisory fees, and certain fees and expenses of TWCP and certain of its affiliates. They must pay such expenses whether or not the transaction is completed. Moreover, under specified circumstances described in the joint proxy statement/ prospectus, Optika may be required to pay Stellent a termination fee of $1.6 million and Stellent’s expenses incurred in connection with the merger agreement or the merger of up to $750,000 pursuant to the merger agreement, in connection with the termination of the merger agreement. Such payments may cause the market price of the company to decline.

Realizing the benefits from the merger requires the combined company to overcome integration and other challenges which may be difficult because Optika is accustomed to operating as an autonomous business.

      Any failure of the combined company to meet the challenges involved in integrating the operations of Stellent and Optika successfully or to realize any of the anticipated benefits or synergies of the merger could seriously harm the results of the combined company. Realizing the benefits of the merger will depend in part on the ability of the combined company to overcome significant challenges, including:

•	combining Optika’s Colorado-based operations with Stellent’s Minnesota headquartered operations;

•	integrating and managing the combined company with a small management team;

•	retaining and assimilating the key personnel of Optika accustomed to working without the oversight of a parent company;

•	integrating the sales organization of Optika, which relies extensively on indirect sales channels and generates a high proportion of maintenance and other revenues, with the sales organization of Stellent, which relies extensively on direct sales and generates a high proportion of product license revenues;

•	retaining existing customers of each company in light of changes that may occur in each company’s operations as a results of the merger and attracting new customers while overcoming integration challenges;

•	retaining strategic partners of each company in light of changes that may occur in each company’s operations as a results of the merger and attracting new strategic partners while overcoming integration challenges; and

•	creating and maintaining uniform standards, controls, procedures, policies and information for two companies accustomed to operating under autonomous management.

      The risks of failure to overcome these integration challenges include:

•	the potential disruption of the combined company’s on-going business and distraction of its management;

•	lost sales or decreased revenues as a result of difficulties inherent in combining product offerings, coordinating sales and marketing efforts to communicate effectively the capabilities of the combined company;

•	the potential need to demonstrate to customers that the merger will not result in adverse changes in customer service standards or business; and

•	impairment of relationships with employees, suppliers and customers as a result of any integration of new management personnel.

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

In order to be successful, the combined company must retain and motivate key employees, which may be difficult in light of the geographic separation of Stellent and Optika, Optika’s history of operating as an independent business and uncertainty regarding operational roles following the merger; and failure to do so could seriously harm the combined company’s ability to execute its operating strategy.

      In order to be successful, the combined company must retain and motivate executives and other key employees, including those in managerial, sales and technical positions. Failure to retain and motivate executives and other key employees could leave the combined company without the management capacity to execute its operating strategy, which could adversely affect its operating results. Retaining and motivating Optika employees may be difficult if management of the combined company cannot overcome the geographic separation of Optika’s Colorado operations and Stellent’s Minnesota headquarters to make employees feel like they are a part of a cohesive business operation. The combined company may experience difficulty retaining and motivating Optika employees if those employees feel as though they had greater operating freedom when Optika was an independent business. Employees of Stellent or Optika may experience uncertainty about their future role with the combined company until or after strategies with regard to the combined company are announced or executed. In addition, a portion of Optika’s employee options have exercise prices in excess of the current value of the merger consideration. These circumstances may adversely affect the combined company’s ability to attract and retain key management, sales and technical personnel. The combined company also must continue to motivate employees and keep them focused on the strategies and goals of the combined company, which may be particularly difficult due to the potential distractions of the merger.

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

The merger may become subject to regulatory approval, which may delay or prevent the merger or require modification of the terms of the merger.

      Under the HSR Act, if the amount of consideration to be paid by Stellent to the common and preferred stockholders of Optika were valued at $50 million or more for the entire 45-day period prior to the effective date of the merger, Stellent and Optika would not be allowed to complete the merger until they had furnished information required by the HSR Act to the Antitrust Division of the United States Department of Justice and the Federal Trade Commission and the applicable HSR Act waiting period had expired or been terminated. Based on the number of shares of common stock of Optika outstanding at January 30, 2004, and recent trading prices of Stellent’s common stock, it appears that Stellent and Optika will not be required to furnish certain information under the HSR Act or wait for HSR Act waiting period to expire or be terminated. However, if the price of Stellent’s common stock closes above approximately $9.73 on each trading day during the 45-day period prior to the effective date of the merger, the merger would become subject to the reporting requirements and waiting period of the HSR Act, which could delay or prevent the merger or require modification of the terms of the merger. The effective date of the merger may be delayed unexpectedly by factors beyond the control of Stellent and Optika, such as delays in obtaining a quorum for the shareholder meetings or delays in obtaining the required shareholder approvals. If the price of Stellent’s common stock closes above approximately $9.73 for an extended period, but less than the full 45-day period, prior to the anticipated effective date of the merger and the effective date is unexpectedly delayed such that the price of Stellent’s common stock closes above approximately $9.73 for a full 45-day period and continues to close above such price, the merger may become subject to the reporting requirements and waiting period of the HSR Act, further delaying the effective date of the merger.

The combined company is not profitable on a pro forma basis and may not be profitable in the future.

      On a pro forma basis, the combined company had a net loss of approximately $12.4 million for the nine months ended December 31, 2003. We cannot assure you that the combined company’s revenue will increase or continue at current levels or growth rates, or that the combined company will achieve profitability or generate cash from operations in future periods. In view of the rapidly evolving nature of the combined company’s business and the limited histories of Stellent and Optika in marketing many of their current products, period-to-period comparisons of operating results are not necessarily meaningful and you should not rely on them as indicating what the combined company’s future performance will be. We expect that the combined company will continue to incur significant sales, marketing, product development and administrative expenses. As a result, the combined company will need to generate significant revenue to achieve profitability and we cannot assure you that it will achieve profitability in the future.

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

•	changes or conditions generally affecting the industries or segments in which Stellent and Optika operate unless the change or condition has a materially disproportionate effect on Stellent or Optika, as the case may be;

•	changes in general economic, market or political conditions unless the change has a materially disproportionate effect on Stellent or Optika, as the case may be;

•	actual or threatened litigation by shareholders of Stellent or Optika relating to the announcement or completion of the offer or the merger (unless the offer or the merger is enjoined);

•	any disruption of customer, business partner, supplier or employee relationships that resulted from the announcement of the merger agreement or the completion of the merger; and

•	changes in Stellent’s or Optika’s common stock market price or trading volume, in and of themselves.

      If material adverse changes occur but we must still complete the merger, Stellent’s stock price may suffer. This in turn may reduce the value of the merger to Optika’s shareholders.

Our focus on integrating the combined companies may divert us from other potential transactions.

      Our industry has experienced recent consolidation. Even after the merger, many competitors will have substantially more resources than the combined company has. Management’s focus on realizing the benefits of the merger for the combined companies may divert it from pursuing other potential transactions that could further increase the resources and marketing opportunities of the combined companies.

There is a risk of potentially unfavorable United States federal income tax consequences to Optika stockholders.

      Optika stockholders may be subject to potentially material adverse United States federal income tax consequences if the Internal Revenue Service were to successfully contend that the consideration transferred by Stellent to the Optika common and preferred stockholders should be treated not as it was actually received, but rather as it would have been received by such stockholders prior to the amendment of the certificate of designation of the Optika preferred stock, pursuant to which the stated liquidation preference of the Optika preferred stock will be terminated. To review the material United States federal income tax consequences to stockholders in greater detail, see “The Merger — Material United States Federal Income Tax Consequences of the Merger” of the joint proxy statement/ prospectus.

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

Revenue Recognition

      We earn our revenue primarily from software licenses and related services. Our revenue is recognized in accordance with Statement of Position 97-2 (SOP 97-2), as amended by Statement of Position 98-9. For sales made either through our APs or by us, we generally recognize license revenue upon shipment when a non-cancelable license agreement has been signed or a purchase order has been received, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The license fees are not assumed to be fixed or determinable if the fees are due more than 12 months after delivery or are based on achievement of a milestone. In the event of payment terms that extend beyond 12 months after delivery or terms that are based on achievement of a milestone, the license revenue is deferred and recognized when the license fees are due and payable. Where applicable, fees from multiple element arrangements are unbundled and recorded as revenue as the elements are delivered to the extent that vendor specific objective evidence, or VSOE, of fair value exists for the various elements. We establish VSOE of fair value on maintenance and professional services elements based on prices charged when the same elements are sold in separate transactions. We have not established VSOE on license elements. Revenue on undelivered and delivered elements is recorded using the residual method in accordance with SOP 97-2, as amended.

      Software maintenance revenues are deferred and recognized ratably over the maintenance period, which is generally one year. The unrecognized portion of software maintenance revenues is recorded in the accompanying balance sheets as deferred revenue. Other revenues are recognized as services are performed.

      As of December 31, 2003, the unrecognized portion of deferred maintenance revenues accounted for 95% of the total deferred revenue balance. The remainder was unrecognized service or software elements that have been billed or collected but not recognized as the services have not been performed or the software has not been delivered. The revenue will be recognized when the service is performed or the software is delivered, which is anticipated to be within twelve months of the balance sheet date.

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

      The Series A-1 Preferred was recorded in stockholders’ equity at its fair value. The difference between the carrying value of the Series A Preferred at the time of the exchange and the fair value of the Series A-1 Preferred of $5.35 million was recorded as an increase in additional paid-in capital and as a one-time adjustment to net income (loss) applicable to common stockholders. As a result of the Exchange Agreement, future periods will not have adjustments to income for accumulating dividends or allocations of the discounts associated with the Series A Preferred Stock.

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

      Licenses. License revenues increased 21% to $6.8 million for the year ended December 31, 2003, from $5.7 million for the year ended December 31, 2002, representing approximately 34% and 32% respectively, of total revenues for the applicable period. Approximately $1.0 million of the increase in license revenues during the year ended December 31, 2003 from December 31, 2002 is the result of additional sales volume generated by our direct sales staff and APs in North America as we continue to increase our sales and marketing spending and to increase our presence in the North American market. The remaining increase was attributable to additional international sales activity primarily in Asia. License revenues generated outside of the United States increased to approximately 12% of license revenues for the year ended December 31, 2003 from approximately 10% of license revenues for the year ended December 31, 2002.

      Maintenance and Other. Maintenance revenues, exclusive of other revenues, increased to $9.4 million for the year ended December 31, 2003 from approximately $7.8 million during the year ended December 31, 2002, representing approximately 47% and 43% of total revenues for the years ending December 31, 2003 and 2002, respectively. Approximately $200,000 of this increase is a result of maintenance contracts acquired in May 2003 from Select Technologies, Inc. The remaining increase was a result of the maintenance billings to new customers. Other revenue, consisting of consulting services and training, decreased to $3.7 million during the year ended December 31, 2003 from approximately $4.4 million during the year ended December 31, 2002, representing 19% and 25% of total revenue for the years ended December 31, 2003 and 2002, respectively. The decrease in other revenue as a percentage of total revenue was due to downward price pressure in our billing rates from our direct customers in our consulting, project management and implementation services market in 2003.

Cost of Revenues

      Licenses. Cost of licenses consists of royalty payments to third-party software vendors and costs of product media, duplication, packaging and fulfillment. Cost of licenses increased to $790,000, or 12% of license revenues, for the year ended December 31, 2003 from $575,000, or 10% of license revenues, for the year ended December 31, 2002, as a result of increased software sales that included third party products, primarily our Acorde Capture product.

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

Operating Expenses

      Sales and Marketing. Sales and marketing expenses consist of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising, and promotional expenses. Sales and marketing expenses increased to $9.3 million, or 47% of total revenues, for the year ended December 31, 2003 from $7.5 million, or 42% of total revenues, for the year ended December 31, 2002. The increase in sales and marketing expenses is due to continued investment in sales and support staff in our North American sales channels and the addition of Select Technologies, Inc. staff in May 2003. We currently anticipate that sales and marketing expenses are likely to increase in absolute dollars in the foreseeable future as we invest in our infrastructure.

      Research and Development. Research and development expenses consist of salaries and other related expenses for research and development personnel, and the cost of facilities and equipment. Research and development expenses decreased to $4.7 million, or 24% of total revenues, for the year ended December 31, 2003, from $5.1 million, or 29% of total revenues, for the year ended December 31, 2002. The decrease in research and development is a result of decreased headcount in our development organization as a result of planned efficiencies. We anticipate that research and development expenses in absolute dollars will be flat in future periods.

      General and Administrative. General and administrative expenses consist of salaries and other related expenses of administrative, executive and financial personnel, and outside professional fees. General and administrative expenses increased to $2.0 million, or 10% of total revenues, for the year ended December 31, 2003, from $1.6 million, or 9% of total revenues, for the year ended December 31, 2002. The increase in general and administrative expenses is due to administrative costs due to the incorporation of Select Technologies, Inc., legal, accounting and other transaction costs associated with the announced definitive agreement with Stellent, Inc. and overall increased costs for insurance and administrative activities. During the year ended December 31, 2003, we expensed approximately $200,000 for merger related activities. We anticipate that general and administrative expenses will continue to increase in future periods as we will continue to have expenses related to the proposed transaction with Stellent, Inc.

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

      Licenses. License revenues decreased 10% to $5.7 million for the year ended December 31, 2002 from $6.3 million for the year ended December 31, 2001, representing approximately 32% and 38% respectively, of total revenues for the applicable period. The decrease in license revenues during the year ended December 31, 2002 from December 31, 2001 is primarily due to a $1.3 million decrease in sales made by APs in North America as a result of the sluggish economy. License revenues generated by our direct sales force increased by $900,000 during the same period as a result of increased sales volume. License revenues generated outside of the United States decreased to approximately 10% of license revenues for the year ended December 31, 2002 from approximately 13% of license revenues for the year ended December 31, 2001. This decrease is attributable to decreased European license revenue in 2002.

      Maintenance and Other. Maintenance revenues, exclusive of other revenues, increased to $7.8 million for the year ended December 31, 2002 from approximately $7.2 million during the year ended December 31, 2001, representing approximately 43% of total revenues for each of the years ending December 31, 2002 and 2001. This absolute dollar annual increase was a result of the maintenance revenues received from new customers and the impact of an overall pricing increase implemented at the beginning of 2002. Other revenue, consisting of consulting services and training, increased to $4.4 million for the year ended December 31, 2002 from approximately $3.2 million for the year ended December 31, 2001, representing 25% and 19% of total revenue for the years ended December 31, 2002 and 2001, respectively. The increase in other revenue as a percentage of total revenue was due to increased consulting, project management and implementation service volume resulting from our strong direct license revenue in 2002.

Cost of Revenues

      Licenses. Cost of licenses consists of royalty payments to third-party software vendors and costs of product media, duplication, packaging and fulfillment. Cost of licenses decreased to $575,000, or 10% of license revenues, for the year ended December 31, 2002 from $873,000, or 14% of license revenues, for the year ended December 31, 2001, as a result of the decreased license revenue for the year ended December 31, 2001 and the elimination of certain fixed third party royalty payments associated with our Acorde Resolve product during the year ended December 31, 2001.

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

Operating Expenses

      Sales and Marketing. Sales and marketing expenses consist of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising, and promotional expenses. Sales and marketing expenses decreased to $7.5 million, or 42% of total revenues, for the year ended December 31, 2002 from $8.2 million, or 49% of total revenues, for the year ended December 31, 2001. This decrease in sales and marketing expenses is due to our restructuring activities in February 2001.

      Research and Development. Research and development expenses consist of salaries and other related expenses for research and development personnel, and the cost of facilities and equipment. Research and development expenses decreased in absolute dollars to $5.1 million, or 29% of total revenues, for the year ended December 31, 2002 from $5.6 million, or 34% of total revenues, for the year ended December 31, 2001. The decrease in research and development is the result of restructuring activities in February 2001.

      General and Administrative. General and administrative expenses consist of salaries and other related expenses of administrative, executive and financial personnel, and outside professional fees. General and administrative expenses decreased to $1.6 million, or 9% of total revenues, for the year ended December 31, 2002 from $1.8 million, or 11% of total revenues, for the year ended December 31, 2001. The decrease in general and administrative costs is the result of the restructuring activities in February 2001.

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

      At December 31, 2003, our principal sources of liquidity included cash and short-term investments of $9.1 million. In addition, we have a secured credit facility with Silicon Valley Bank for up to $3.0 million, bearing interest at the bank’s prime rate. As of December 31, 2003, we had approximately $2.5 million available for borrowing, no debt outstanding and we were in compliance with all covenants of our credit facility.

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

	Shares
	Beneficially	Percentage of Shares
Name and Address of Beneficial Owner	Owned(1)(2)	Beneficially Owned(1)(2)

Mark K. Ruport(3)	560,636	5.7%
7450 Campus Drive, Suite 200
Colorado Springs, CO 80920
Steven M. Johnson(4)	272,285	2.8%
Randall S. Weakly(5)	52,500	*
Christopher J. Ryan(6)	51,916	*
James A. Franklin(7)	42,250	*
Edwin C. Winder(8)	101,000	1.1%
James T. Rothe Ph.D.(9)	77,000	*
Alan B. Menkes(10)	17,500	*
Thomas Weisel Capital Partners, L.P.(11)	1,042,887	10.0%
One Montgomery Street, Suite 3700
San Francisco, CA 94104
Stellent, Inc.(12)	2,316,324	20.2%
7777 Golden Triangle Drive
Eden Prairie, MN 55344
Baldwin Brothers, Inc.(13)	500,758	5.4%
3 Barnabas Road
Marian, MA 02738
All directors and executive officers as a group (10 persons)(14)	1,253,187	12.0%

*	Represents beneficial ownership of less than 1%.

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

(2)	Based on shares of common stock outstanding as of January 30, 2004. Beneficial ownership is determined in accordance with the rules and regulations of the SEC and generally includes voting or investment power with respect to securities. Shares issuable pursuant to options which are exercisable within 60 days of January 30, 2004, or upon conversion of our preferred stock, which is convertible into 1,042,887 shares of common stock within 60 days after January 30, 2004, are deemed outstanding for computing the percentage of the person holding such options or shares, but are not deemed outstanding for computing the percentage of any other person.

(3)	Includes 503,136 shares of common stock issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of January 30, 2004.

(4)	Includes 242,585 shares of common stock issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of January 30, 2004.

(5)	Includes 48,000 shares of common stock issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of January 30, 2004.

(6)	Includes 46,916 shares of common stock issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of January 30, 2004.

(7)	Includes 42,250 shares of common stock issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of January 30, 2004.

(8)	Includes 20,000 shares of common stock issuable upon exercise of options granted by Optika that are currently exercisable or will become exercisable within 60 days of January 30, 2004, 10,000 of which shares are unvested and subject to a repurchase right of Optika, if exercised.

(9)	Includes 70,000 shares of common stock issuable upon exercise of options granted by Optika that are currently exercisable or will become exercisable within 60 days of January 30, 2004, 25,000 of which shares are unvested and subject to a repurchase right of Optika, if exercised.

(10)	Includes 17,500 shares of common stock issuable upon exercise of options granted by Optika that are currently exercisable or will become exercisable within 60 days of January 30, 2004, 2,500 of which shares are unvested and subject to a repurchase right of Optika, if exercised.

(11)	Assuming conversion of all shares of Optika preferred stock owned by the Thomas Weisel Capital Partners L.P. and certain of its affiliates (referred to herein as TWCP) which in the aggregate are immediately convertible into 1,042,887 shares of common stock as reported on a Schedule 13D filed with the Securities and Exchange Commission on January 13, 2004. Voting and investment power with respect to the securities reported are shared among certain entities affiliated with TWCP. The business address for TWCP is One Montgomery Street, Suite 3700, San Francisco, California 94104.

(12)	Stellent, Inc. may be deemed to have beneficial ownership of such shares as a result of a voting agreement entered into on January 11, 2004 between Stellent and certain of our officers, directors and stockholders in connection with the proposed merger.

(13)	As reported on a Schedule 13F filed with the Securities and Exchange Commission on November 7, 2003.

(14)	Includes 1,068,387 shares of common stock issuable upon exercise of options granted by Optika that are currently exercisable or will become exercisable within 60 days of January 30, 2004, 37,500 of which shares are unvested and subject to a repurchase right of Optika, if exercised.

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

	2003	2002

Audit Fees(1)	$76,000	$74,037
Audit-Related Fees(2)	28,000	750
Tax Fees(3)	22,000	23,125

(1)	Audit fees consist of fees for professional services rendered for the audit of Optika Inc.’s consolidated financial statements and review of financial statements included in Optika Inc.’s quarterly reports and services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees are fees principally for professional services rendered in the due diligence and technical accounting consulting and research for the acquisition of Select Technologies, Inc. in May 2003 and the proposed merger with Stellent, Inc.

(3)	Tax services fees consist of compliance fees for the preparation of original and amended tax returns, claims for refunds and tax payment-planning services for tax compliance, tax planning and tax advice. Tax service fees also include fees relating to other tax advices, tax consulting and planning other than for tax compliance and preparation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this Annual Report on Form 10-K:

		Page

1.	Financial Statements:
	Report of Independent Auditors	42
	Consolidated Balance Sheets as of December 31, 2003 and 2002	43
	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2003	44
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2003	45
	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003	46
	Notes to Consolidated Financial Statements	47
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

Revenue Recognition

      The Company earns revenue primarily from software licenses and related services. Revenue is recognized in accordance with Statement of Position 97-2 (SOP 97-2), as amended by Statement of Position 98-9. For sales made either through Advantage Partners (APs) or by the Company license revenue is recognized upon shipment when a non-cancelable license agreement has been signed or a purchase order has been received, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The license fees are not assumed to be fixed or determinable if the fees are due more than 12 months after delivery or are based on achievement of a milestone. In the event of payment terms that extend beyond 12 months after delivery or terms that are based on achievement of milestones, the license revenue is deferred and recognized when the license fees are due and payable. Where applicable, fees from multiple element arrangements are unbundled and recorded as revenues as the elements are delivered to the extent that vendor specific objective evidence, or VSOE, of fair value exists for the various elements. The Company establishes VSOE of fair value on maintenance and professional services elements based on prices charged when the same elements are sold in separate transactions. The Company has not established VSOE on license elements. Revenue on undelivered and delivered elements is recorded using the residual method in accordance with SOP 97-2, as amended.

      Software maintenance revenues are deferred and recognized ratably over the maintenance period, which is generally one year. The unrecognized portion of software maintenance revenues is recorded in the accompanying balance sheets as deferred revenue. Other revenues are recognized as services are performed.

      As of December 31, 2003, the unrecognized portion of deferred maintenance revenues accounted for 95% of the total deferred revenue balance. The remainder was unrecognized service or software elements that have been billed or collected but not recognized.

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

OPTIKA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

OPTIKA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company has a line of credit with Silicon Valley Bank expiring in November 2004, whereby it is able to draw up to $3.0 million bearing interest at the bank’s prime rate. At December 31, 2003, $2.5 million was available for borrowing thereunder and the Company was in compliance with all covenants under the credit facility. Pursuant to the terms of the credit facility, any loans under the facility are secured by all of the Company’s assets, with the exception of intellectual property and would be subject to certain covenants, including prohibition of the payment of dividends on common stock. The Company has no debt outstanding at December 31, 2003.

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

      The Series A-1 Preferred was recorded in stockholders’ equity at its fair value. The difference between the carrying value of the Series A Preferred at the time of the exchange and the fair value of the Series A-1 Preferred of $5.35 million was recorded as an increase in additional paid-in capital and as a one-time adjustment to net income (loss) applicable to common stockholders. As a result of the Exchange Agreement, future periods will not have adjustments to income for accumulating dividends or allocations of the discounts associated with the Series A Preferred Stock.

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

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2004.

OPTIKA INC.

By:	/s/ MARK K. RUPORT

Mark K. Ruport
President, Chief Executive Officer
and Chairman of the Board

      Each of the undersigned hereby appoints Mark K. Ruport and Steven M. Johnson, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission any and all amendments to this Form 10-K/A and any and all exhibits and other documents to be filed with the Securities and Exchange Commission in connection therewith, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this amended Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 2004:

Signature		Title

By:	/s/ MARK K. RUPORT Mark K. Ruport	Chief Executive Officer and Chairman of the Board (principal executive officer)

By:	/s/ STEVEN M. JOHNSON Steven M. Johnson	Chief Financial Officer, Executive Vice President, Secretary and Chief Accounting Officer (principal financial and accounting officer)

By:	/s/ ALAN B. MENKES Alan B. Menkes	Director

By:	/s/ JAMES T. ROTHE PH.D James T. Rothe Ph.D	Director

By:	/s/ EDWIN C. WINDER Edwin C. Winder	Director

EXHIBIT INDEX

Exhibit No.		Description

2	.1(5)	Agreement and Plan of Merger dated as of January 11, 2004 by and among the Registrant and Stellent, Inc., a Minnesota corporation, and STEL Sub, Inc., a Delaware corporation.
3	.1(2)	Certificate of Ownership and Merger.
3	.2(1)	Second Amended and Restated Certificate of Incorporation of the Registrant.
3	.3(10)	Amended and Restated Bylaws of the Registrant.
3	.5(13)	Certificate of Designation, designating the Series A-1 Convertible Preferred Stock.
3	.6(11)	Certificate of Designation, designating the Series B Preferred Stock.
4	.1(1)	Specimen Common Stock certificate.
4	.4(1)	Form of Warrant to purchase Common Stock dated November 1, 1995.
4	.5(12)	Amended and Restated Rights Agreement dated as of July 29, 2002, between the Registrant and Computershare Trust Company, Inc., as Rights Agent.
10	.1(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.*
10	.2(8)	The Registrant’s 1994 Stock Option/ Stock Issuance Plan, as restated and amended through May 2000.
10	.3(8)	The Registrant’s 2000 Employee Stock Purchase Plan, as amended through May 2003
10	.4(14)	Employment Agreement by and between the Registrant and Mr. Mark K. Ruport effective October 15, 2003.*
10	.5(14)	Employment Agreement by and between the Registrant and Mr. Steven M. Johnson, effective October 15, 2003.*
10	.7(8)	The Registrant’s 2000 Non-Officer Stock Incentive Plan.
10	.8(6)	The Registrant’s 2003 Equity Incentive Plan
10	.12(1)	Technology Transfer Agreement dated February 20, 1992, by and between the Registrant, Mr. Paul Carter and Mr. Malcolm Thomson.
10	.16(4)	Lease Agreement dated October 11, 1996, by and between the Registrant and Woodmen Office Campus II JV LLC for office space at 7450 Campus Drive, Suite 200, Colorado Springs, Colorado.
10	.17(7)	Amended and Restated Loan and Security Agreement dated as of November 6, 2002, by and between the Registrant and Silicon Valley Bank.
10	.18(14)	Loan Modification Agreement dated December 4, 2003, by and between the Registrant and Silicon Valley Bank.
10	.19(3)	Securities Purchase Agreement dated as of February 9, 2000, by among the Registrant, Thomas Weisel Capital Partners L.P. and certain of its affiliates and RKB Capital, L.P.
10	.20(3)	Registration Rights Agreement dated February 23, 2000 by and between the Registrant, the Purchasers and the other parties signatory thereto.
10	.21(13)	Exchange Agreement dated as of May 7, 2001, by and between the Registrant, Thomas Weisel Capital Partners L.P. and certain of its affiliates and RKB Capital L.P.
10	.22(13)	First Amendment to Registration Rights Agreement dated May 7, 2001 by and between the Registrant, Thomas Weisel Capital Partners L.P. and certain of its affiliates and RKB Capital, L.P.
10	.23(13)	Mutual Agreement regarding future treatment of Series A-1 Preferred Stock dated May 7, 2001 by and between the Registrant, Thomas Weisel Capital Partners L.P. and certain of its affiliates and RKB Capital, L.P.
10	.24(9)	Agreement and Plan of Merger, dated as of May 29, 2003, by and among the Registrant, Optika Technologies, Inc., Select Technologies, Inc and Del Zane and Shadra Zane
21	.1(1)	Subsidiaries of the Registrant.
23.1		Consent of Independent Accountants.
31.1		Rule 13a-14(a) Certification of Chief Executive Officer.

Exhibit No.	Description

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

*	Represents a management compensation arrangement.

(1)	Incorporated by reference to identically numbered exhibits included in the Company’s Registration Statement on Form S-1 (File No. 333-04309), as amended.

(2)	Incorporated by reference to an exhibit to the Company’s Annual Report on Form 10-K (File No. 0-28672) for the year ended December 31, 1998.

(3)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 0-28672) dated February 23, 2000.

(4)	Incorporated by reference to an exhibit to the Company’s Annual Report on Form 10-K (File No. 0-28672) for the year ended December 31, 1996.

(5)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 0-28672) dated January 12, 2004

(6)	Incorporated by reference to an exhibit to the Company’s Definitive Proxy Statement on Schedule 14(a) dated April 3, 2004.

(7)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-K (File No. 0-28672) for the year ended December 31, 2002.

(8)	Incorporated by reference to an exhibit to the Company’s Annual Report on Form 10-K (File No. 0-28672) for the year ended December 31, 2000.

(9)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 0-28672) for the quarter ended June 30, 2003.

(10)	Incorporated by reference to an exhibit to the Company’s Annual Report on Form 10-K (File No. 0-28672) for the year ended December 31, 1999.

(11)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on July 18, 2001.

(12)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 0-28672) dated July 29, 2002.

(13)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 0-28672) for the quarter ended March 31, 2001.

(14)	Incorporated by reference to an exhibit to the Company’s Annual Report on Form 10-K (File No. 0-28672) for the year ended December 31, 2003.