Form 10-Q
period 2004-03-31
OPTIKA INC
filed 2004-05-12
CIK 1014920

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

9,444,493 shares of the Registrant’s Common Stock, $.001 par value per share, were outstanding as of May 7, 2004

OPTIKA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,283	$3,929
Restricted cash and cash equivalents	100	100
Short-term investments	5,153	5,153
Accounts receivable, net	4,475	4,696
Other current assets	462	523

Total current assets	14,473	14,401

Property and equipment, net	678	683
Intangible assets, net	559	584
Goodwill	1,166	1,166
Other assets	126	221

	$17,002	$17,055

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$730	$510
Accrued expenses	592	1,145
Accrued compensation expense	966	1,108
Deferred revenue	6,703	6,358

Total current liabilities	8,991	9,121

Stockholders’ equity:
Common stock; $.001 par value; 25,000,000 shares authorized; 9,436,993 and 9,327,061 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	9	9
Series A-1 preferred stock; $.001 par value; 731,851 shares authorized, issued and outstanding	5,199	5,199
Additional paid-in capital	30,647	30,491
Accumulated deficit	(27,844)	(27,765)

Total stockholders’ equity	8,011	7,934

	$17,002	$17,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIKA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Revenues:
Licenses	$1,873	$1,231
Maintenance and other	3,749	3,115

Total revenues	5,622	4,346

Cost of revenues:
Licenses	170	180
Maintenance and other	1,047	925

Total cost of revenues	1,217	1,105

Gross profit	4,405	3,241

Operating expenses:
Sales and marketing	2,384	2,227
Research and development	1,164	1,191
General and administrative	570	399
Merger related expenses	417	—

Total operating expenses	4,535	3,817

Loss from operations	(130)	(576)
Other income, net	51	18

Loss before income tax provision	(79)	(558)
Income tax provision	—	—

Net loss	$(79)	$(558)

Basic and diluted net loss per common share	$(0.01)	$(0.07)

Basic and diluted weighted average number of common shares outstanding	9,370	8,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIKA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2004	2003
Cash Flows From Operating Activities:
Net loss	$(79)	$(558)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	112	131
Changes in assets and liabilities:
Accounts receivable, net	221	733
Other assets	156	(21)
Accounts payable	220	71
Accrued expenses and accrued compensation expense	(695)	(312)
Deferred revenue	345	40

Net cash provided by operating activities.	280	84

Cash Flows From Investing Activities:
Capital expenditures	(82)	(54)

Net cash used by investing activities	(82)	(54)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	156	33

Net cash provided by financing activities	156	33

Net increase in cash and cash equivalents	354	63
Cash and cash equivalents at beginning of period	3,929	2,458

Cash and cash equivalents at end of period	$4,283	$2,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPTIKA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentations

The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present our consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s (SEC’s) rules and regulations. The consolidated results of operations for the period ended March 31, 2004 is not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2004. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003, included in the Annual Report on Form 10-K for the year ended December 31, 2003, as amended, of Optika Inc. (the “Company”).

2. Recent Developments

On January 12, 2004, we announced that we had entered into a definitive agreement to merge with Stellent, Inc. Under the terms of the merger agreement, each share of Optika common stock would be converted into .44 shares of Stellent common stock (subject to adjustment in certain circumstances as described below) and the holders of our preferred stock would receive $10 million in cash. If, based on the average closing price of Stellent’s common stock over a ten day period immediately prior to the closing of the merger, the .44 to one exchange ratio would result in our common stockholders receiving in excess of $4.00 per share of Stellent common stock, the exchange ratio will be adjusted so that 20% of the aggregate merger consideration in excess of $4.00 per share would be allocated to the holders of our preferred stock and 80% of the aggregate merger consideration in excess of $4.00 per share would be allocated to the holders of the common stock. The merger will be accounted for as a purchase transaction by Stellent and is expected to be completed late in the second calendar quarter of 2004. The closing is subject to regulatory approval, Optika and Stellent stockholder approval and customary closing conditions. In connection with the proposed merger, Stellent and Optika have filed a joint proxy statement/prospectus with the Securities and Exchange Commission. Investors and security holders of Stellent and Optika are urged to read the joint proxy statement/prospectus and other relevant materials as they become available because they will contain important information about Stellent, Optika and the proposed merger. Investors and security holders may obtain without charge copies of the joint proxy statement/prospectus and other relevant materials, and any other documents filed by Stellent or Optika with the Securities and Exchange Commission at the SEC’s web site at http://www.sec.gov. A free copy of the joint proxy statement/prospectus and other relevant materials, and any other documents filed by Stellent or Optika with the SEC, may also be obtained from Stellent and Optika. In addition, investors and security holders may access copies of the documents filed with the SEC by Stellent on Stellent’s website at www.Stellent.com. Investors and security holders may obtain copies of the documents filed with the SEC by Optika on Optika’s website at www.Optika.com.

3. Net Loss Per Common Share and Stock Based Compensation

Net Loss Per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares outstanding plus all dilutive potential common shares outstanding. During the first three months of 2004, 50,000 options to purchase our common stock were granted. During the first three months of 2003, 177,500 options to purchase our common stock were granted.

The following is the reconciliation of the numerators and denominators of the basic and diluted loss per share computations (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Basic Loss Per Share
Net loss	$(79)	$(558)
Basic weighted average common shares outstanding	9,370	8,351
Basic net loss per common share	$(0.01)	$(0.07)
Effect of Dilutive Securities:
Options and warrants	—	—
Diluted weighted average common shares outstanding	9,370	8,351
Diluted net loss per common share	$(0.01)	$(0.07)

In the first quarter of 2004 and 2003, 2,808,004 and 3,192,347, respectively, options and warrants were excluded from the dilutive stock calculation because of their antidilutive effect on net loss per share.

Stock-Based Compensation

We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” to account for our fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans, as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure – an Amendment to SFAS 123.” As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148. Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, our pro-forma net loss and pro-forma net loss per share would have been as follows:

	(In thousands, except per share data)
	Three Months Ended March 31,
	2004	2003
Net loss:
As reported	$(79)	$(558)
SFAS No. 123 Pro-forma	(237)	(825)
Basic net loss per share
As reported	$(0.01)	$(0.07)
SFAS No. 123 Pro-forma	(0.03)	(0.10)
Diluted net loss per share:
As reported	$(0.01)	$(0.07)
SFAS No. 123 Pro-forma	(0.03)	(0.10)

We estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the first quarter of 2004 and 2003, respectively; no estimated dividends; expected volatility of 119% for 2004 and 121% for 2003 risk-free interest rates between 2.79% and 3.12% in 2004 and between 2.78% and 3.05% in 2003 and expected option terms of five years for both years.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations includes a number of forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below and those under the caption “Business Risks of Optika”, that could cause actual results to differ materially from historical results or those anticipated.

Overview

Optika® Inc. is a leading provider of enterprise content management (ECM) technology, including document imaging, workflow, collaboration and records management software. Our Acorde family of ECM software solutions, including Acorde Context(TM), Acorde Process(TM), Acorde Resolve(TM), Acorde Application Link(TM) and Acorde Records Management(TM), allows companies to streamline their business processes, eliminate paper, increase operational efficiencies and effectively leverage their enterprise resource planning (ERP) and line-of-business (LOB) systems. Acorde provides the ability to manage compliance requirements, access and store multiple formats of business content, both digital and non-digital; automate processes across the organization and externally with partners and customers; and enable online collaboration around these paper-intensive or complex processes in real and near time. Acorde supports a wide spectrum of critical business operations, including accounts payable, accounts receivable, claims processing, expense reporting, records management and human resources.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 1 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003, as amended. The accounting policies used in preparing our interim consolidated financial statements for the three months ended March 31, 2004 are the same as those described in our Annual Report on Form 10-K, as amended.

Our critical accounting policies are those having the most impact to the reporting of our financial condition and results and those requiring significant judgments and estimates. These policies include those related to (1) revenue recognition, (2) accounting for income taxes and (3) accounting for preferred stock. Our critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2003, as amended. With respect to these critical accounting policies, our management believes that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.

Revenues

Total revenues increased to $5.6 million for the quarter ended March 31, 2004 from $4.3 million for the quarter ended March 31, 2003.

Licenses. License revenues increased 52% to $1.9 million during the quarter ended March 31, 2004 from $1.2 million for the quarter ended March 31, 2003. License revenues represented 33% and 28% of the total revenues for the quarters ended March 31, 2004 and 2003, respectively. The increase in license revenues during the first quarter of 2004 was due to a $900,000 increase in North American direct sales for the quarter ended March 31, 2004 over the quarter ended March 31, 2003 resulting from the addition of several new customers during the quarter. License revenues for the quarter ending March 31, 2004 include an order for $125,000 from Stellent for an end-user sale made by Stellent. License revenues generated outside of the United States decreased to approximately 3% of our license revenues for the quarter ended March 31, 2004, compared to 21% in the corresponding period in 2003.

Maintenance and Other. Maintenance revenues, exclusive of other revenue, increased 12% to $2.5 million for the quarter ended March 31, 2004 from $2.2 million for the quarter ending March 31, 2003. This increase was primarily a result of the maintenance revenues received from new customers and approximately $90,000 of maintenance contracts acquired from Select Technologies in May 2003. Maintenance revenue represented 45% and 51% of the total revenues for the quarter ended March 31, 2004 and 2003, respectively. Other revenue, consisting primarily of consulting services, training and consulting fees represented 22% and 21% of total revenues for the quarter ended March 31, 2004 and 2003, respectively. The increase in other revenue was primarily due to increased consulting, project management and implementation services resulting from increased direct sales for the quarter ended December 31, 2003 and the quarter ended March 31, 2004.

Cost of Revenues

Licenses. Cost of licenses consist primarily of royalty payments to third-party vendors and costs of product media, duplication, packaging and fulfillment. Cost of licenses decreased to $170,000 or 9% of license revenues from $180,000 or 15% of license revenues for the quarter ended March 31, 2004 and 2003, respectively. The decrease in cost of licenses was attributable to the decreased third party royalty costs, both fixed and variable, for the quarter ended March 31, 2004.

Maintenance and Other. Costs of maintenance and other consist of the direct and indirect costs of providing software maintenance and support, training and consulting services to our APs and end-users, and the cost of third-party services. Cost of maintenance and other increased in absolute dollars to $1.0 million, or 28% of maintenance and other revenues, from $925,000 or 30% of maintenance and other revenues for the quarters ended March 31, 2004 and 2003, respectively. The increase in cost of maintenance and other is primarily a result of the increased direct third party contracting costs and general personnel cost increases.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and other related expenses for sales and marketing personnel, marketing, advertising and promotional expenses. Sales and marketing expenses increased to $2.4 million, or 42% of total revenues, for the quarter ended March 31, 2004 from $2.2 million, or 51% of total revenues, for the quarter ended March 31, 2003. The increase in sales and marketing expenses is the result of increased headcount in our sales organization in the quarter ended March 31, 2004. We expect sales and marketing expenses to increase throughout the year as we continue to increase our efforts in selling and marketing our products.

Research and Development. Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, contractors, as well as the cost of facilities and equipment. Research and development expenses remained flat at $1.2 million, or 21% of total revenues, for the quarter ended March 31, 2004 and $1.2 million, or 27% of total revenues, for the quarter ended March 31, 2003. We expect research and development expenses should remain relatively flat throughout the rest of fiscal 2004.

General and Administrative. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel, and outside professional fees. General and administrative expenses increased to $570,000, or 10% of total revenues, for the quarter ended March 31, 2004 from $399,000, or 9% of total revenues, for the quarter ended March 31, 2003. The increase in general and administrative for the quarter ended March 31, 2004, is due to increased costs due to the acquisition of Select Technologies, Inc. We anticipate that general and administrative expenses should remain relatively flat throughout the rest of 2004.

Merger Related Expenses. Merger expenses consist primarily of legal, investment advisor and accounting expenses related to the proposed merger with Stellent, Inc. Merger expenses were $417,000 or 7% of total revenue. We anticipate merger expenses to continue until the proposed transaction with Stellent, Inc. is complete.

Other Income. Other income consists primarily of interest earned on our cash and investments. Net other income was $51,000 during the quarter ended March 31, 2004 compared to net other income of $18,000 during the quarter ended March 31, 2003, primarily as a result of interest income on our cash, cash equivalent and investment balances.

Income Tax Expense. During the quarter ended March 31, 2004, we recorded a full valuation allowance against our carryforward tax benefits that were generated in 2004, to the extent that we believe it is more likely than not that all of such benefits will not be realized in the near term. Our assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular we considered both our historical results and our projections of profitability for only reasonably foreseeable future periods.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments at March 31, 2004 were $9.4 million, increasing by approximately $354,000 from December 31, 2003. For the quarter ended March 31, 2004, net cash provided by operating activities was $280,000 compared to net cash provided by operating activities of $84,000 for the quarter ended March 31, 2003. The cash provided by operating activities for the quarter ended March 31, 2004 is primarily due to the increase in deferred revenue associated with our prepaid maintenance contracts, the non-cash effect of depreciation and amortization offset by our net loss. The increase in deferred revenue is primarily the result of growth in our base of annual support contracts resulting from new customer sales, sales of additional products to the existing base and the addition of accounts from Select Technologies, Inc.

Cash used in investing activities was $82,000 for the quarter ended March 31, 2004 compared to cash used of $54,000 for the quarter ended March 31, 2003. Cash used in investing activities for the quarter ended March 31, 2004 was for capital expenditures.

Cash provided by financing activities was $156,000 for the quarter ended March 31, 2004. Cash provided by financing activities was $33,000 for the quarter ended March 31, 2003. Cash provided by financing activities is a result of common stock sales through our employee stock purchase plan and stock option exercises within the quarter.

At March 31, 2004, our principal sources of liquidity included cash and short-term investments of $9.4 million. In addition, we have a secured credit facility with Silicon Valley Bank for up to $3.0 million, bearing interest at the bank’s prime rate. As of March 31, 2004, we had approximately $2.5 million available for borrowing, no debt outstanding and we were in compliance with all covenants of our credit facility.

We believe that our current cash and short-term investments, together with anticipated cash flows from our operations and the availability of our bank credit facility, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Risk Factors

As described herein in Note 2 of the condensed consolidated financial statements, we announced that we entered into a merger agreement with Stellent, Inc. on January 12, 2004. Completion of the merger is subject to approvals of the stockholders of each of Optika and Stellent, regulatory approvals and other customary closing conditions. The following risk factors relate to the business of Optika, and the proposed merger between Optika and Stellent. For risks about Stellent’s business, see its Registration Statement on Form S-4 filed on April 28, 2004, and its Annual Report on Form 10-K for the year ended March 31, 2003, as amended and subsequently filed Quarterly Reports on Forms 10-Q and Current Reports on Forms 8-K.

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

Substantially all of our current license revenue is derived from one product family and therefore our operating results and the price of our common stock would be materially adversely affected by any market or competitive factors adversely affecting demand for this product family.

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

Licensing our software products requires a lengthy and complex sales cycle over which we have little or no control, which may result in substantial fluctuations in our financial performance from period-to- period.

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

The market for our product offerings is intensely competitive and can be significantly affected by new product introductions and other market activities of industry participants. Our competitors offer a variety of products and services to address the electronic content management market and the emerging market for e-business solutions. Because our products are designed to operate in non-proprietary computing environments and because of low barriers to entry in the marketplace, we expect additional competition from established and emerging companies, as the market for our products continues to evolve. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. In addition, several competitors have recently made, or attempted to make, acquisitions to enter the market or increase their market presence. Accordingly, new competitors or consolidation and alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share.

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

Sales outside the United States accounted for approximately 10%, 9% and 12% of our revenues in 2003, 2002 and 2001, respectively. We have only limited experience in developing localized versions of our products, and we may not be able to successfully localize, market, sell and deliver our products internationally. Our inability to successfully expand our international operations in a timely manner, or at all, could materially and adversely affect our business and results of operations. Our international revenues may be denominated in foreign currencies or the U.S. dollar. We do not currently engage in foreign currency hedging transactions; as a result, a decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from transactions denominated in foreign currencies and could make our software less price-competitive.

A successful product liability claim against us could have a material adverse effect upon our business and results of operations.

Our license agreements typically contain provisions designed to limit our exposure to potential product liability claims. These limitations of liability provisions may not be effective under the laws of certain jurisdictions. The sale and support of our products may entail the risk of such claims, and we could be subject to such claims in the future. A successful product liability claim against us could have a material adverse effect upon our business and results of operations. Software products such as those we offer frequently contain errors or failures, especially when first introduced or when new versions are released. We have in the past released products that contained defects and have discovered software errors in certain of our new products and enhancements after introduction. We could in the future lose or delay recognition of revenues as a result of software errors or defects, the failure of our products to meet customer specifications or otherwise. Our products are typically intended for use in applications that may be critical to a customer’s business. As a result, we expect that our customers and potential customers have a greater sensitivity to product defects than the market for general software products. Despite our testing and testing by current and potential customers, errors or defects may be found in new products or releases after commencement of commercial shipments, and our products may not meet customer specifications, resulting in loss or deferral of revenues, diversion of resources, damage to our reputation, or increased service and warranty and other costs.

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

Risks Relating to the Merger

The proposed merger involves risk for Optika stockholders. Optika stockholders will be choosing to invest in Stellent common stock by voting in favor of the merger. In addition to other information included in the joint proxy statement/prospectus filed by Stellent with the Securities and Exchange Commission on or about April 28, 2004, including the matters addressed in the section of the joint proxy statement/ prospectus “Cautionary Statement Concerning Forward-Looking Statement”, you should carefully consider the following risks before deciding whether to vote in favor of the merger proposals, in the case of Optika stockholders. Please refer to the section of the joint proxy statement/prospectus entitled “Where You Can Find More Information.” Additional risks and uncertainties not presently known to Stellent or Optika or that are not currently believed to be important to you also may adversely affect the merger and the combined company following the merger.

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

Upon the closing of the merger, each holder of shares of Optika common stock will be entitled to receive a fixed portion of a share of Stellent common stock for each share of Optika common stock held by such stockholder at the closing of the merger. The market value of Stellent’s shares fluctuates based upon general market and economic conditions, Stellent’s business and prospects and other factors, as discussed in the joint proxy statement/prospectus. Because of these fluctuations and because the total number of shares of Stellent common stock to be received as consideration by holders of Optika common stock in the merger may be decreased if shares of Stellent common stock are allocated to holders of the Optika preferred stock, as discussed in the joint proxy statement/prospectus, but will not, in any case be increased, the exact value of the consideration that holders of Optika common stock will be entitled to receive in the merger cannot be determined until the closing of the merger.

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

The directors and executive officers of Optika will receive continuing indemnification against liabilities and some of the directors and executive officers of Optika have Optika stock options that potentially provide them with interests in the merger, such as accelerated vesting upon completion of the merger in certain cases, that are different from, or are in addition to, your interests in the merger. An Optika director, Alan B. Menkes, will serve on the board of directors of the combined company. In addition, Mark K. Ruport has entered into an employment agreement with Stellent that will become effective upon the consummation of the merger. Under the agreement, Mr. Ruport is entitled to receive compensation and benefits as described under the section of the joint proxy statement/prospectus “The Merger — Interests of Directors and Executive Officers of Optika in the Merger.” Each of Mr. Menkes and Mr. Ruport voted in favor of the merger in their respective capacities as directors of Optika. In addition, under the Optika 1994 Stock Option/Stock Issuance Plan, the Optika 2000 Non-Officer Stock Incentive Plan and the Optika 2003 Equity Incentive Plan, if any option holder is involuntarily terminated other than for “misconduct” (as such term is defined under the terms of the applicable plan) within an eighteen-month period following the closing of the merger, the awards granted to that individual under the plan are accelerated in full and become 100% vested. As a result of the operation of these provisions, as well as provisions in the 1994 plan governing the automatic vesting upon a change of control with respect to formula stock option grants to Optika’s non-employee directors, all options issued to the non-employee directors of Optika are expected to vest in full at or within a short period of time following the effective time of the merger since, according to the terms of the merger agreement, none of such individuals will remain as continuing directors of Optika.

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

Stellent and Optika are incurring significant costs in connection with the transaction, including legal, accounting and financial advisory fees, and certain fees and expenses of TWCP and certain of its affiliates. They must pay such expenses whether or not the transaction is completed. Moreover, under specified circumstances described in the joint proxy statement/prospectus, Optika may be required to pay Stellent a termination fee of $1.6 million and Stellent’s expenses incurred in connection with the merger agreement or the merger of up to $750,000 pursuant to the merger agreement, in connection with the termination of the merger agreement. Such payments may cause the market price of the company to decline.

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

Any failure of the combined company to meet the challenges involved in integrating the operations of Stellent and Optika successfully or to realize any of the anticipated benefits or synergies of the merger could seriously harm the results of the combined company. Realizing the benefits of the merger will depend in part on the ability of the combined company to overcome significant challenges, including:

•	combining Optika’s Colorado-based operations with Stellent’s Minnesota headquartered operations;

•	integrating and managing the combined company with a small management team;

•	retaining and assimilating the key personnel of Optika accustomed to working without the oversight of a parent company;

•	integrating the sales organization of Optika, which relies extensively on indirect sales channels and generates a high proportion of maintenance and other revenues, with the sales organization of Stellent, which relies extensively on direct sales and generates a high proportion of product license revenues;

•	retaining existing customers of each company in light of changes that may occur in each company’s operations as a results of the merger and attracting new customers while overcoming integration challenges;

•	retaining strategic partners of each company in light of changes that may occur in each company’s operations as a results of the merger and attracting new strategic partners while overcoming integration challenges; and

•	creating and maintaining uniform standards, controls, procedures, policies and information for two companies accustomed to operating under autonomous management.

•	The risks of failure to overcome these integration challenges include:

•	the potential disruption of the combined company’s on-going business and distraction of its management;

•	lost sales or decreased revenues as a result of difficulties inherent in combining product offerings, coordinating sales and marketing efforts to communicate effectively the capabilities of the combined company;

•	the potential need to demonstrate to customers that the merger will not result in adverse changes in customer service standards or business; and

•	impairment of relationships with employees, suppliers and customers as a result of any integration of new management personnel.

Charges to earnings resulting from the application of the purchase method of accounting may adversely affect the market value of the combined company’s common stock following the merger.

In accordance with accounting principles generally accepted in the United States of America, the combined company will account for the merger using the purchase method of accounting, which will result in charges to earnings that could have a material adverse effect on the market value of Stellent common stock following the closing of the merger. Under the purchase method of accounting, the combined company will allocate the total estimated purchase price to Optika’s net tangible assets, amortizable intangible assets, intangible assets with indefinite lives based on their fair values as of the date of the closing of the merger, and record the excess of the purchase price over those fair values as goodwill. The combined company will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the merger. In addition, to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, the combined company may be required to incur material charges relating to the impairment of those assets. These depreciation, amortization and potential impairment charges could have a material impact on the combined company’s results of operations.

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

Under the Hart-Scott-Rodino Act, if the amount of consideration to be paid by Stellent to the common and preferred stockholders of Optika were valued at $50 million or more for the entire 45-day period prior to the effective date of the merger, Stellent and Optika would not be allowed to complete the merger until they had furnished information required by the HSR Act to the Antitrust Division of the United States Department of Justice and the Federal Trade Commission and the applicable HSR Act waiting period had expired or been terminated. Based on the number of shares of common stock of Optika outstanding at January 30, 2004, and recent trading prices of Stellent’s common stock, it appears that Stellent and Optika will not be required to furnish certain information under the HSR Act or wait for HSR Act waiting period to expire or be terminated. However, if the price of Stellent’s common stock closes above approximately $9.73 on each trading day during the 45-day period prior to the effective date of the merger, the merger would become subject to the reporting requirements and waiting period of the HSR Act, which could delay or prevent the merger or require modification of the terms of the merger. The effective date of the merger may be delayed unexpectedly by factors beyond the control of Stellent and Optika, such as delays in obtaining a quorum for the shareholder meetings or delays in obtaining the required shareholder approvals. If the price of Stellent’s common stock closes above approximately $9.73 for an extended period, but less than the full 45-day period, prior to the anticipated effective date of the merger and the effective date is unexpectedly delayed such that the price of Stellent’s common stock closes above approximately $9.73 for a full 45-day period and continues to close above such price, the merger may become subject to the reporting requirements and waiting period of the HSR Act, further delaying the effective date of the merger.

The combined company is not profitable on a pro forma basis and may not be profitable in the future.

On a pro forma basis, the combined company had a net loss of approximately $12.4 million for the nine months ended December 31, 2003. We cannot assure you that the combined company’s revenue will increase or continue at current levels or growth rates, or that the combined company will achieve profitability or generate cash from operations in future periods. In view of the rapidly evolving nature of the combined company’s business and the limited histories of Stellent and Optika in marketing many of their current products, period-to-period comparisons of operating results are not necessarily meaningful and you should not rely on them as indicating what the combined company’s future performance will be. We expect that the combined company will continue to incur significant sales, marketing, product development and administrative expenses. As a result, the combined company will need to generate significant revenue to achieve profitability, and we cannot assure you that it will achieve profitability in the future.

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

Our industry has experienced recent consolidation. Even after the merger, many competitors will have substantially more resources than the combined company. Management’s focus on realizing the benefits of the merger for the combined companies may divert it from pursuing other potential transactions that could further increase the resources and marketing opportunities of the combined companies.

There is a risk of potentially unfavorable United States federal income tax consequences to Optika stockholders.

Optika stockholders may be subject to potentially material adverse United States federal income tax consequences if the Internal Revenue Service were to successfully contend that the consideration transferred by Stellent to the Optika common and preferred stockholders should be treated not as it was actually received, but rather as it would have been received by such stockholders prior to the amendment of the certificate of designation of the Optika preferred stock, pursuant to which the stated liquidation preference of the Optika preferred stock will be terminated. To review the material United States federal income tax consequences to stockholders in greater detail, see “The Merger — Material United States Federal Income Tax Consequences of the Merger” of the joint proxy statement/prospectus.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2004 we had $5.2 million in short-term investments that are sensitive to market risks. Our investment portfolio is used to preserve our capital until it is required to fund operations. We do not own any derivative financial instruments. Due to the nature of our investment portfolio we are primarily subject to interest rate risk.

Our investment portfolio includes fixed rate debt instruments that are primarily municipal bonds with maturity periods within one-year. The market value of these bonds is subject to interest rate risk, and could decline in value if interest rates increase. A hypothetical increase or decrease in market interest rates by 10% from March 31, 2004 would cause the fair market value of these short-term investments to change by an insignificant amount.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a)	Exhibits.

Exhibit No.	Description

2.01	Agreement and Plan of Merger dated as of January 11, 2004 by and among Optika Inc., Stellent, Inc. and STEL Sub, Inc. (incorporated by reference to Exhibit 2.1 to Optika Inc.’s Current Report on Form 8-K dated and filed on January 12, 2004 (Commission File No. 0-28672)).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

b)	Reports on Form 8-K.

We furnished or filed the following Current Report on Form 8-K during the quarter ended March 31, 2004. The information furnished under Item 12. Results of Operations and Financial Condition is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934:

a.	Current Report on Form 8-K dated January 12, 2004, filed with the Securities and Exchange Commission on January 12, 2004, under Item 5. Other Events and Item 7. Financial Statements and Exhibits.

b.	Current Report on Form 8-K dated January 12, 2004, furnished to the Securities and Exchange Commission on January 12, 2004, under Item 12. Results of Operations and Financial Condition.

c.	Current Report on Form 8-K dated January 20, 2004, furnished to the Securities and Exchange Commission on January 21, 2004, under Item 12. Results of Operations and Financial Condition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTIKA INC.
(Registrant)

5/12/2004	/s/ Mark K. Ruport
(Date)	Mark K. Ruport
President, Chief Executive Officer
and Chairman of the Board

5/12/2004	/s/ Steven M. Johnson
(Date)	Steven M. Johnson
Chief Financial Officer, Executive Vice President,
Secretary and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of January 11, 2004 by and among Optika Inc., Stellent, Inc. and STEL Sub, Inc. (incorporated by reference to Exhibit 2.1 to Optika Inc.’s Current Report on Form 8-K dated and filed on January 12, 2004 (Commission File No. 0-28672)).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.